Form 10-K
period 1996-12-31
DELTA BEVERAGE GROUP INC
filed 1997-05-01
CIK 1029557

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-K

                           SPECIAL FINANCIAL REPORT

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER _____________

                           DELTA BEVERAGE GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                     DELAWARE                         75-2048317
           (State or Other Jurisdiction            (I.R.S. Employer
         of Incorporation or Organization)        Identification No.)

                 2221 DEMOCRAT ROAD, MEMPHIS, TENNESSEE 38132
         (Address of Principal Executive Offices, including Zip Code)

                                (901) 344-7100
             (Registrant's Telephone Number, including Area Code)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE.

PURSUANT TO RULE 15d-2 OF THE SECURITIES EXCHANGE ACT OF 1934, THIS SPECIAL FINANCIAL REPORT CONTAINS FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page

CAUTIONARY STATEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

          ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . 7

          ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . .12

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .33

          ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                    ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . .33

                             CAUTIONARY STATEMENT

     DELTA BEVERAGE GROUP, INC. (THE "COMPANY"), OR PERSONS ACTING ON BEHALF OF THE COMPANY, OR OUTSIDE REVIEWERS RETAINED BY THE COMPANY MAKING STATEMENTS ON BEHALF OF THE COMPANY, OR UNDERWRITERS OF THE COMPANY'S SECURITIES, FROM TIME TO TIME, MAY MAKE, IN WRITING OR ORALLY, "FORWARD-LOOKING STATEMENTS" AS DEFINED UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "LITIGATION REFORM ACT"). THIS CAUTIONARY STATEMENT, WHEN USED IN CONJUNCTION WITH AN IDENTIFIED FORWARD-LOOKING STATEMENT, IS FOR THE PURPOSE OF QUALIFYING FOR THE "SAFE HARBOR" PROVISIONS OF THE LITIGATION REFORM ACT AND IS INTENDED TO BE A READILY AVAILABLE WRITTEN DOCUMENT THAT CONTAINS FACTORS WHICH COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS ARE IN ADDITION TO ANY OTHER CAUTIONARY STATEMENTS, WRITTEN OR ORAL, WHICH MAY BE MADE, OR REFERRED TO, IN CONNECTION WITH ANY SUCH FORWARD-LOOKING STATEMENT.

     THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE, OF THE COMPANY. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

SIGNIFICANT LEVERAGE AND DEBT SERVICE

     Issuance of $120 million principal amount of 9-3/4% Senior Notes Due 2003 (the "Notes"), retirement of certain existing indebtedness of the Company and the consummation of the transaction contemplated in the Credit Agreement (the "Credit Agreement"), dated as of December 16, 1996, by and among the Company, NationsBank, N.A. and other lending institutions, have heightened the Company's highly leveraged status. At December 31, 1996, the Company had total consolidated outstanding long term debt of approximately $164.3 million, of which approximately $125.1 million was Senior Indebtedness (as defined herein) and approximately $39.2 million was subordinated debt.
In addition, subject to the restrictions in the Credit Agreement and the Indenture (the "Indenture"), dated as of December 17, 1996 between the Company and Norwest Bank Minnesota, National Association, as trustee, relating to the Notes, the Company may incur certain additional indebtedness from time to time, which may include additional Notes to be issued by the Company in the future under the Indenture. At December 31, 1996, the Company had borrowing capacity of up to $30.0 million under the Credit Agreement, including $10.0 million available thereunder for the issuance of letters of credit, of which $7.1 million had been issued.

     The level of the Company's indebtedness could have important consequences to holders of the Notes, including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) the Company's ability to obtain additional debt financing in the future for other acquisitions, working capital or capital expenditures may be limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in its industry or economic conditions generally.

     The Company's ability to pay interest on the Notes and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of borrowings under the Credit Agreement or any successor credit facilities. The Company will require substantial amounts of cash to fund scheduled payments of principal and interest on its outstanding indebtedness as well as future capital expenditures and any increased working capital requirements. If the Company is unable to meet its cash requirements out of cash flow from operations and its available borrowings, there can be no assurance that it will be able to obtain alternative financing or that it will be permitted to do so under the terms of the Indenture or the Credit Agreement. In the absence of such financing, the Company's ability to respond to changing business and economic conditions, to absorb adverse operating results, to fund capital expenditures or to make future acquisitions may be adversely affected. In addition, actions taken by the lending banks under the Credit Agreement are not subject to approval by the holders of the Notes. Moreover, the principal balance of the Company's 11% subordinated notes is due December 23, 2003 (the "Subordinated Notes"). Finally, it is anticipated that in order to pay the principal balance of the Notes due at maturity, the Company will be required to obtain alternative financing. There can be no assurance, however, that the Company will be able to refinance the Notes at maturity, and the inability to refinance the Notes would likely have a material adverse effect on the Company and on the market value and marketability of the Notes.

     Borrowings under the Credit Agreement will bear interest at floating rates. Increases in interest rates on such borrowings could adversely affect the financial condition or results of operations of the Company. Increases in interest rates could negatively impact the ability of the Company to meet its debt service obligations, including its obligations under the Notes and the Subordinated Notes.

UNSECURED STATUS OF THE NOTES

     The Notes are not secured by any of the assets of the Company or its subsidiaries. At December 31, 1996, the Company had borrowing capacity of up to $30.0 million under the Credit Agreement, including $10.0 million available thereunder for the issuance of letters of credit, of which $7.1 million had been issued. The indebtedness pursuant to the Credit Agreement is secured by a first priority, perfected security interest in the Company's and any future guarantor's accounts receivable and inventory. In addition, as of December 31, 1996, the Company had approximately $0.6 million of other secured indebtedness outstanding. Despite being senior indebtedness of the Company, ranking PARI PASSU with all other unsubordinated, unsecured indebtedness of the Company, the Notes are effectively subordinated to the indebtedness incurred pursuant to the Credit Agreement and such other indebtedness to the extent of such security interests. In the event of bankruptcy, liquidation, reorganization or other winding up of the Company, the assets of the Company will be available to pay the Company's obligations under the Notes and its other unsecured debt only after all of the Company's obligations under the Credit Agreement and its other secured indebtedness have been paid in full.

EFFECTIVE SUBORDINATION TO CREDITORS OF THE COMPANY'S NON-GUARANTOR
SUBSIDIARIES

     The creditors of the Company (including the holders of the Notes) effectively rank, or will rank, junior to all creditors (including unsecured creditors) of the Company's subsidiaries (other than any subsidiary that guarantees the Notes (a "Guaranteeing Subsidiary")) with respect to the assets of such subsidiaries notwithstanding that the Notes are senior obligations of the Company. At December 31, 1996, there are no Guaranteeing Subsidiaries with respect to the Notes. Any right of the Company or a Guaranteeing Subsidiary to receive the assets of any of its respective subsidiaries which are not Guaranteeing Subsidiaries upon liquidation or reorganization of such subsidiary (and the consequent right of the holders of the Notes to participate in those assets) will be effectively subordinated to the claims of that subsidiary's creditors (including trade creditors), except to the extent that the Company or such Guaranteeing Subsidiary is itself recognized as a creditor of such subsidiary, in which case the claims of the Company or such Guaranteeing Subsidiary would still be subordinated to any security interests in the assets of such subsidiary in favor of another creditor and subordinated to any indebtedness of such subsidiary senior to that held by the Company or such Guaranteeing Subsidiary. As of December 31, 1996, the aggregate amount of indebtedness of the Company's subsidiaries to which the holders of the Notes were effectively subordinated was approximately $3.4 million.

RESTRICTIONS IMPOSED BY TERMS OF THE COMPANY'S INDEBTEDNESS

     The Indenture restricts, among other things, the ability of the Company to incur additional indebtedness, pay dividends, make certain other restricted payments, incur liens to secure PARI PASSU or subordinated indebtedness, apply net proceeds from certain asset sales, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company, enter into certain transactions with affiliates or enter into sale and leaseback transactions. In addition, the Credit Agreement contains other and more restrictive covenants. As a result of these covenants, the ability of the Company to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and the Company may be prevented from engaging in transactions that might otherwise be considered beneficial to the Company.

     The Credit Agreement contains more extensive and restrictive covenants and restrictions than the Indenture and also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests.
The Company's ability to meet those financial ratios and tests can be affected by events beyond its control, and there can be no assurance that the Company will meet those tests. A breach of any of these covenants could result in a default under the Credit Agreement. Upon the occurrence of an event of default under the Credit Agreement, the lenders thereunder could elect to declare all amounts outstanding under the Credit Agreement, including accrued interest or other obligations, to be immediately due and payable. If the Company were unable to repay those amounts, such lenders could proceed against the collateral granted to them to secure that indebtedness. If any indebtedness senior in right of payment to all existing and future subordinated indebtedness of the Company and PARI PASSU in right of payment to all existing and future unsubordinated indebtedness of the Company ("Senior Indebtedness") were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full the Senior Indebtedness and the other indebtedness of the Company, including the Notes.

DEPENDENCE ON FRANCHISES AND DISTRIBUTOR AGREEMENTS

     The Company operates under franchise agreements with a number of soft drink concentrate and syrup producers. The franchise agreements contain comprehensive provisions regarding the manufacturing, bottling, canning, distribution and sale of the franchisors' products and impose substantial obligations on the Company. Violation of the provisions of any franchise agreement could result in the termination of such franchise, resulting in the Company's loss of the right to bottle and sell the products covered by such franchise. No assurance can be given that the Company will be able to maintain its existing franchises indefinitely.

     Beer distribution operations are conducted by the Company pursuant to distributor agreements which contain comprehensive provisions regarding the distribution and sale of beer and impose substantial obligations on the Company. Violation of the provisions of any distributor agreement could result in the termination of such agreement, resulting in the Company's loss of the right to distribute and sell the products covered by the distributor agreement. No assurance can be given that the Company will be able to maintain its existing distributorships indefinitely.

DEPENDENCE ON PEPSICO PRODUCTS

     For the year ended December 31, 1996, approximately 81.4% of the Company's soft drink sales were derived from the sale of PepsiCo, Inc. ("PepsiCo") products pursuant to franchise agreements with PepsiCo. If adverse events affect the popularity of PepsiCo products in the Company's territory, the Company's business would be adversely affected.

DEPENDENCE ON MANAGEMENT AGREEMENT

     The services of the Company's Chief Executive Officer, Robert C. Pohlad, and Chief Financial Officer, John F. Bierbaum, are provided pursuant to a Management Agreement between the Company and the Pohlad Companies (the "Management Agreement"). The Management Agreement may be terminated when the Pohlad Companies or its affiliates cease to hold any common stock in the Company or when the Pohlad Companies is no longer controlled by members of the Pohlad family. Termination of the Management Agreement and the loss of services provided by Mr. Pohlad and Mr. Bierbaum could have an adverse impact on the Company's operations.

DEPENDENCE ON KEY PERSONNEL

     The Company believes that its continued success will depend to a significant extent upon the efforts and abilities of its senior management team, including Kenneth E. Keiser, the President and Chief Operating Officer of the Company. The Company has an employment agreement in effect with Mr. Keiser which is renewable annually each February 1, subject to the agreement of Mr. Keiser and the Company. The Company has no employment agreements in effect with any of its other executive officers. Failure of the Company to renew Mr. Keiser's employment agreement, to retain its other executive officers or to attract and retain additional qualified personnel could adversely affect the Company's operations.

GOVERNMENT REGULATION

     The production, distribution and sale of many of the Company's products are subject to federal and state statutes regulating the franchising, production, sale, safety, advertising, labeling and ingredients of such products. The Company is subject to regulations governing the installation, maintenance and use of, and the clean-up of any releases from underground storage tanks and the generation, treatment, storage and disposal of hazardous materials. Of the states in which the Company conducts business, Arkansas, Tennessee and Louisiana all impose specific soft drink taxes. In addition, the alcoholic beverage industry is subject to extensive regulation by state and federal agencies of such matters as licensing requirements, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. The federal government requires warning labels on packaging of beer. New or revised taxes, increased licensing fees or additional regulatory requirements, environmental or otherwise, could have a material adverse effect on the Company's financial condition and its results of operations.

COMPETITION

     The soft drink and beer businesses are highly competitive. The Company's products are sold in competition with all liquid refreshments. Sales of beverages occur in a variety of locations, including supermarkets, retail and convenience stores, restaurants and vending machines.

SOFT DRINKS

     Competitors in the soft drink industry include bottlers and distributors of nationally advertised and marketed products, such as Coca-Cola products, as well as chain store and private label soft drinks. The primary methods of competition include brand recognition, price and price promotion, retail space management, service to the retail trade, new product introductions, packaging changes, distribution methods and advertising. The Company's primary competitor in its territory is Coca-Cola Enterprises ("CCE"). CCE enjoys substantial financial and other support from the Coca-Cola Company ("Coca-Cola"), which has a substantial ownership interest in CCE, and has greater financial resources than the Company. Coca-Cola products currently outsell the Company's PepsiCo products by a ratio of approximately three to one in the Company's territories. This ratio has remained relatively constant since 1990.

BEER

     Competitors in the beer industry include distributors of nationally advertised and marketed products, such as Anheuser-Busch Companies, Inc. ("Anheuser-Busch") products, as well as regional and local products. Some of the Company's beer competitors have greater financial resources than the Company. The primary methods of competition include quality, taste and freshness of the products, price, packaging, brand recognition, retail space management and advertising.

     The Company's principal competitors are distributors of Anheuser-Busch products. In 1995, Anheuser-Busch products accounted for 46.1% of total U.S. beer sales, while sales of Miller Brewing Company products, the Company's primary brewer, accounted for 22.6% of total U.S. beer sales.

DEPENDENCE ON RAW MATERIALS

     Raw materials for the Company's soft drink products include concentrates and syrups obtained from its franchisors, water, carbon dioxide, fructose, polyethylene terephthalate ("PET") bottles, aluminum cans, closures, premix containers and other packaging materials. The price of concentrates and syrups is determined by the franchisors and may be changed at any time. Prices for the remaining raw materials are determined by the market, and may change at any time. Increases in prices for any of these raw materials could have a material adverse impact on the Company's financial position.

     A substantial portion of the Company's raw materials, including its aluminum cans, closures, other packaging materials and fructose, are purchased through the Consolidated Purchasing Group, Inc. ("CPG"). The Company and other franchisees or affiliates of franchisees of PepsiCo are members of CPG. The Company and other CPG members submit their raw material requirements to CPG which then negotiates with suppliers and makes purchases based on the combined requirements of all CPG members. There can be no assurance that price increases for packaging, ingredients and other raw materials will not occur. Other than its purchasing agreement with CPG, the Company has taken no steps to alleviate or provide for price fluctuations of its raw materials.

EXPIRATION OF LABOR CONTRACTS

     At December 31, 1996, the Company had approximately 1,680 full-time employees and 70 part-time employees. Approximately 200 of the Company's employees at its Collierville, Tennessee facility are represented by the International Brotherhood of Teamsters Local Union No. 1196 pursuant to two labor contracts. The first contract expires on September 30, 1998 and automatically extends for one-year terms thereafter unless written notice is provided by either party to the other at least 60 days prior to expiration of the contract. The second contract expires on December 2, 1999.
Approximately 140 of the Company's employees at its Harahan, Louisiana facility are represented by the International Brotherhood of Teamsters, AFL-CIO, General Truck Drivers, Chauffeurs, Warehousemen and Helpers Local 270 pursuant to two labor contracts. The first contract expires on December 31, 1999. The second contract expires in November 1999. If any labor contract is not renewed or if there is a labor dispute, the Company's financial position could be adversely affected.

CERTAIN FACTORS AFFECTING SALES

     The Company's sales are seasonal. Based on fiscal year 1996, approximately 54.2% of the Company's sales by volume occurred from April to September and approximately 45.8% occurred from October to March. As a result, the Company's working capital requirements and cash flow vary substantially throughout the year. Consumer demand for the Company's products is affected by weather conditions. Cool, wet spring or summer weather could result in decreased sales of the Company's products and could have an adverse effect on the Company's financial position. In addition, sales of the Company's products are dependent on the condition of the local economies in the Company's territories. A depressed local economy could have an adverse effect on the Company's sales and results of operations.

INABILITY TO FUND A CHANGE OF CONTROL OFFER

     Upon a Change of Control (as defined in the Indenture), the Company will be required to offer to repurchase all outstanding Notes at 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase and liquidated damages. However, there can be no assurance (i) that sufficient funds will be available at the time of any Change of Control to make any required repurchases of Notes tendered or (ii) that restrictions in the Credit Agreement will allow the Company to make such required repurchases. Notwithstanding these provisions, the Company could enter into certain transactions, including certain recapitalizations, that would not constitute a Change of Control but would increase the amount of debt outstanding at such time.

VOIDING OR SUBORDINATION OF THE NOTES UNDER FRAUDULENT CONVEYANCE STATUTES

     Under applicable provisions of federal bankruptcy law or comparable provisions of state fraudulent transfer law, if, among other things, the Company, at the time it incurred the indebtedness evidenced by the Notes,
(i)(a) was insolvent or rendered insolvent by reason of such occurrence or
(b) was engaged in a business or transaction for which the assets remaining with the Company constituted unreasonably small capital or (c) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, and (ii) received less than reasonably equivalent value or consideration for the incurrence of such indebtedness, the Notes could be voided, or claims in respect of the Notes could be subordinated to all other debts of the Company. The voiding or subordination of any such indebtedness could result in an Event of Default (as defined in the Indenture) with respect to such indebtedness, which could result in acceleration thereof. In addition, the payment of interest and principal by the Company pursuant to the Notes could be voided and required to be returned to the person making such payment or to a fund for the benefit of the creditors of the Company.

     The measures of insolvency for purposes of the foregoing considerations will vary depending upon the law applied in any proceeding with respect to the foregoing. Generally, however, the Company would be considered insolvent if (i) the sum of its debts, including contingent liabilities, were greater than the fair saleable value of all of its assets at a fair valuation or if the present fair saleable value of its assets were less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature or (ii) it could not pay its debts as they become due. There can be no assurance, however, as to what standard a court would apply in making such determinations.

NO ASSURANCE AS TO LIQUIDITY

     There can be no assurance as to the liquidity of any markets that may develop for the Notes, the ability of holders of the Notes to sell their Notes, or the prices at which holders would be able to sell their Notes. Future trading prices of the Notes will depend on many factors, including, among other things, prevailing interest rates, the Company's operating results and the market for similar securities. NationsBanc Capital Markets, Inc. ("NationsBanc") may make a market in the Notes; however, NationsBanc is not obligated to do so and any market-making may be discontinued at any time without notice. The Company does not intend to apply for listing of the Notes on any securities exchange.

                                    PART II

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          PURSUANT TO THE TERMS OF THE INDENTURE, THIS SPECIAL FINANCIAL REPORT CONTAINS DISCLOSURE REQUIRED BY ITEM 7 OF FORM 10-K IN ADDITION TO FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

RESULTS OF OPERATIONS

GENERAL

     Delta Beverage Group, Inc., a Delaware corporation, was acquired by its current owners in March 1988 in a highly leveraged transaction which was premised on a turnaround of operations and expansion of business opportunities. The results of operations started to reflect a significant turnaround in 1990 when the current senior management group took office. The Company has accomplished a number of business combinations since 1988, the most significant of which have been (i) combining in 1992 its PepsiCo based sales operation in southern Louisiana with a Seven-Up based sales operation in the same territory through a joint venture in which the Company is majority owner and managing venturer and (ii) acquiring in April 1995 the distribution rights for Miller products in a significant portion of the joint venture territory.

     In September 1993, the Company issued the 1993 Senior Notes (the "1993 Senior Notes"), the Subordinated Notes and other equity to refinance the debt incurred in 1988. As a result the Company's interest expense burden was substantially reduced. However, effective in May 1996, the interest rate on the 1993 Senior Notes was adjusted as part of obtaining covenant waivers necessitated by the down-turn in operating results in 1995. The Company fully repaid the 1993 Senior Notes in December 1996.

     As is typical of acquisitions in the beverage industry, the Company's balance sheet reflects significant allocation of purchase price to the cost of franchise rights in excess of net assets acquired ($116.8 million and $116.4 million, each net of accumulated amortization, at December 31, 1995 and December 31, 1996, respectively). Amortization of the cost of (i) franchises, (ii) obtaining financing and (iii) non-compete agreements from former owners constitutes a significant non-cash charge to operations.

     The Company accumulated significant tax-basis net operating loss carryforwards (NOL's) during the turnaround period prior to the 1993 recapitalization. Management believes the NOL's will be utilized before their expiration to offset future income otherwise taxable. A deferred income tax asset representing the income tax benefit to be realized through future utilization of the NOL's was recorded on the Company's balance sheet in 1993 following the recapitalization. Provision for income taxes related to the results of operations for years subsequent to and including 1993 are offset against the deferred income tax asset and thus are effectively a non-cash charge to the results of operations.

     The Company's primary measurement of unit volume is franchise case sales which are case-sized quantities of the various packages in which products are produced. Franchise case sales refers to physical cases of beverages sold. The Company also sells premix or draft products (ready-to-serve beverages which are sold in tanks or kegs) and postmix products (fountain syrups to which carbonated water must be added). Premix and postmix products, while effectively containing the identical beverages as packaged product, are not included in case sales measurements as they are not the primary focus of the Company's selling efforts.

     The Company's primary source of revenue is franchise case sales which are sales of the Company's branded products directly to retailers whether of package, premix or postmix configuration. Another source of revenue is contract sales which are sales, primarily of products in cans, to unaffiliated companies that hold soft drink franchises. Contract sales, which historically represent approximately 10.0% of total net sales, may fluctuate from year to year, and are made at relatively low prices and gross profit margins due to the competition for such sales, and are not a primary focus of management in determining the Company's business strategy. As a result, management believes that changes in franchise case sales more accurately measure growth than changes in total net sales.

     THIS DISCUSSION AND ANALYSIS CONTAINS CERTAIN FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," AND "INTENDS," OR COMPARABLE TERMINOLOGY. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. HOLDERS AND POTENTIAL PURCHASERS OF THE COMPANY'S SECURITIES ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS WHICH ARE QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONS AND RISKS DESCRIBED HEREIN.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net sales, excluding contract net sales, for the year ended December 31, 1996 increased by 11.4% to $287.4 million compared to $258.1 million for the same period in 1995. The increase was due in part to a 5.8% increase in franchise case sales, of which (i) 3.1% was attributable to increased sales of the Company's beer products due to the acquisition of additional territories and products in April and July 1995 and April and May 1996 and
(ii) 2.7% was attributable to increased sales of the Company's soft drink products. The increase in soft drink sales was accompanied by an increase in unit selling prices of approximately 4.3% as consumers increasingly accepted higher selling prices instituted in 1995. Contract net sales for the year ended December 31, 1996 decreased 5.0% compared to the same period in 1995. As a result of the foregoing, net sales for the year ended December 31, 1996 increased 9.7% to $312.3 million compared to $284.7 million for the same period in 1995.

     Cost of sales for the year ended December 31, 1996 increased to $215.1 million compared to $198.8 million for the same period in 1995. The increase was due primarily to an increase in franchise case sales offset by a decrease in the unit prices paid by the Company for certain soft drink raw materials, primarily packaging materials and sweetener. As a percentage of net sales, cost of sales for the year ended December 31, 1996 decreased to 68.9% compared to 69.8% for the same period in 1995. The improved margin and increased franchise case sales resulted in gross profit for the year ended December 31, 1996 of $97.2 million or 13.2% greater than the gross profit of $85.9 million for the same period in 1995.

     Selling, general and administrative expenses for the year ended December 31, 1996 increased to $76.9 million compared to $71.8 million for the same period in 1995. This increase was primarily due to variable costs associated with the increase in franchise case sales. The remainder of the increase was due to general increases in the cost of goods and services of 2.3% which was 2.0% less than the increase in unit selling prices.

     As a result of the above factors, income from operations for the year ended December 31, 1996 increased to $16.7 million, or 5.3% of net sales, compared to $10.6 million, or 3.7% of net sales, for the same period in 1995.

     Interest expense for the year ended December 31, 1996 increased to $15.1 million from $13.3 million for the same period in 1995. The increase was due primarily to additional debt related to the acquisition of additional beer territories and products and the imposition of higher interest rates on the 1993 Senior Notes related to certain covenant waivers in respect of those notes, partially offset by the scheduled repayment in September 1995 of $6.0 million of the 1993 Senior Notes.

     As a result of the above factors, the Company generated income before income taxes, minority interest and an extraordinary item of $0.9 million for the year ended December 31, 1996 compared to a loss before income taxes and minority interest of $2.8 million for the same period in 1995.

     On December 17, 1996, the Company retired existing senior debt with proceeds from the issuance of the Notes. Financing costs related to the retired debt of $1.5 million after consideration of income tax benefits were written off as an extraordinary charge.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net sales, excluding contract net sales, for the year ended December 31, 1995 increased by 19.5% to $258.1 million compared to $215.9 million for 1994. The increase was primarily due to a 6.9% increase in franchise case sales, which was entirely attributable to the acquisition of beer distribution rights in April and July 1995. Further, unit selling prices of franchised soft drink products increased approximately 5.2% in reaction to increases in the cost of raw materials; nonetheless, the Company was able to maintain franchise case sales of soft drinks while increasing unit selling prices to counteract higher costs of raw materials. Contract net sales for the year ended December 31, 1995 decreased by 10.3% compared to 1994. As a result of the foregoing, net sales for the year ended December 31, 1995 increased 16.0% to $284.7 million compared to $245.5 million in 1994.

     Cost of sales for the year ended December 31, 1995 increased to $198.8 million compared to $162.7 million in 1994. This increase was primarily due to increases in the unit prices paid by the Company for soft drink packaging materials and fructose and to a lesser degree to the increase in franchise case sales. The raw materials increases were contrary to the trend in recent years of annual decreases in the prices of the same purchases. As a percentage of net sales, cost of sales for the year ended December 31, 1995 increased to approximately 69.8% as compared to 66.3% in 1994. The increase in case volume, offset by the decreased margins, resulted in gross profit of $85.9 million, a 3.7% increase over the Company's $82.8 million gross profit in 1994.

     Selling, general and administrative expenses for the year ended December 31, 1995 increased to $71.8 million compared to $62.7 million in 1994, primarily due to an increase of approximately $5.0 million related to the acquisition of beer distribution rights in April and July 1995 in a portion of the Company's territory. Operating costs in the existing soft drink business increased $4.0 million primarily due to increases in salaries and wages and insurance costs.

     As a result of the above factors, income from operations for the year ended December 31, 1995 decreased to $10.6 million, or 3.7% of net sales, compared to $16.5 million, or 6.7% of net sales, for 1994.

     Interest expense for the year ended December 31, 1995 increased to $13.3 million in 1995 from $12.2 million in 1994, due to increased debt which financed the acquisition of the beer distribution rights, the effect of which was partially offset by an interest expense reduction related to the scheduled repayment in September 1995 and in September 1994 of $6.0 million and $4.0 million, respectively, of the 1993 Senior Notes.

     As a result of the above factors, the Company generated a loss before income taxes of $2.8 million for the year ended December 31, 1995 compared to income before income taxes of $4.4 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company remains highly leveraged following the issuance of the Notes, retirement of certain existing indebtedness of the Company and the consummation of the transaction contemplated in the Credit Agreement. The Company's principal use of funds in the future will be the payment of principal and interest under the Credit Agreement and Notes, investment in capital assets and strategic acquisitions.

     It is expected that the Company's primary sources of financing for its future business activities will be funds from operations. While the Company does not currently anticipate utilizing the funds available under the Credit Agreement other than for seasonal working capital requirements, such funds may be used to augment operating cash flow. Pursuant to the Credit Agreement, at December 31, 1996, the Company had borrowing capacity of up to $30.0 million, including $10.0 million available thereunder for the issuance of letters of credit, of which $7.1 million had been issued. The such credit facility will mature in 2001.

     Because the obligations under the Credit Agreement will bear interest at floating rates, the Company will be sensitive to changes in prevailing interest rates.

     The Company had working capital of $24.0 million at December 31, 1996, compared to working capital of $27.5 million at December 31, 1995. Working capital represents current assets (excluding cash and cash equivalents) less current liabilities (excluding current maturities of long-term debt and other long-term liabilities).

     Based on the Company's anticipated operating results, management believes that the Company's future operating activities will generate sufficient cash flows to repay borrowings under the Credit Agreement as they become due and payable. However, based on such anticipated operating results, management does not expect that the Company's future operating activities will generate sufficient cash flows to repay the Notes at their maturity. Accordingly, the Company expects it will be required to refinance all or substantially all of the Notes at their maturity or sell equity or assets to fund the repayment of all or substantially all of the Notes at their maturity, or effect a combination of the foregoing. While management believes that the Company will be able to refinance the Notes at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

     The Subordinated Notes mature on December 23, 2003. However the maturity of the Subordinated Notes can be extended to December 23, 2004 and then to December 23, 2005 if any debt incurred to refinance the 1993 Senior Notes is then outstanding. The Subordinated Notes have an interest rate of 11.0% which can be paid under certain conditions with additional Subordinated Notes ("PIK Notes"). Management expects those conditions will exist at least until December 1998 and that it will make payments of interest in PIK Notes to conserve cash. Management does not expect that the Company's future operating activities will generate sufficient cash flows to repay the Subordinated Notes at their maturity. Accordingly, the Company expects it will be required to refinance all or substantially all of the Subordinated Notes, including any PIK Notes, at their maturity or sell equity or assets to fund the repayment of all or substantially all of the Subordinated Notes, including any PIK Notes, at their maturity, or effect a combination of the foregoing. While management believes that the Company will be able to refinance the Subordinated Notes, including any PIK Notes, at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

     The Credit Agreement contains numerous financial and operating covenants and prohibitions that impose limitations on the liquidity of the Company, including requirements that the Company satisfy certain financial ratios and maintain certain specified levels of net worth, and limitations on the incurrence of additional indebtedness. The Indenture also contains covenants that impose limitations on the liquidity of the Company including a limitation on the incurrence of additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, competitive and other factors affecting the Company, many of which are beyond its control.

     Management believes that the Company's production facilities will be sufficient to meet anticipated unit growth for the next several years. Accordingly, management anticipates that capital expenditures in respect of such facilities will consist of expenditures to maintain operating efficiency. Capital expenditures will be required primarily for the Company's automobile and truck fleet, vending machines, and routine plant, bottling, and canning equipment additions or maintenance. During 1995 and 1996, capital expenditures totaled $11.0 million and $9.2 million respectively.
The Company anticipates that capital expenditures will total approximately $10.0 million to $12.0 million for each of the years 1997 and 1998.

INFLATION

     There was no significant impact on the Company's operations as a result of inflation during the fiscal year ended December 31, 1996 or during the fiscal years ended December 31, 1995 or 1994.

IMPACT OF CHANGES IN ACCOUNTING STANDARDS

     In 1996, the Company implemented the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement addresses the timing of recognition and the measurement of (i) long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and (ii) long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that such assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, and that such assets be reported at the lower of carrying amount or fair value. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          PURSUANT TO RULE 15d-2 OF THE SECURITIES EXCHANGE ACT OF 1934, THIS SPECIAL FINANCIAL REPORT CONTAINS FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, AS THE CERTIFIED FINANCIAL REPORTS FOR THE YEAR ENDED DECEMBER 31, 1996 WERE NOT AVAILABLE WHEN THE REGISTRATION STATEMENT ON FORM S-4 (REGISTRATION NO. 333-19233) WAS DECLARED EFFECTIVE ON FEBRUARY 12, 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Delta Beverage Group, Inc.:

We have audited the accompanying consolidated balance sheets of DELTA BEVERAGE GROUP, INC. (a Delaware corporation) and subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delta Beverage Group, Inc. and subsidiary as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years ended December 31,1996 in conformity with generally accepted accounting principles.

                                       /s/ ARTHUR ANDERSEN LLP

Memphis, Tennessee,
February 28, 1997.

                   DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31

                   (Dollars in thousands, except share data)

                                                         1995         1996
                                                       ---------    --------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                         $  7,933     $ 12,171
     Receivables, net of allowance for
      doubtful accounts of $433 and $500
          Trade                                          19,047       16,657
          Marketing and advertising                       6,472        5,853
          Other                                           2,013        1,842
     Inventories, at cost (Note 4)                       13,517       14,372
     Bottles, cases and pallets, at deposit value         5,511        5,669
     Prepaid expenses and other                           1,027          827
     Deferred income taxes (Note 6)                       2,324        4,131
                                                       --------     --------
          Total current assets                           57,844       61,522
                                                       --------     --------

PROPERTY AND EQUIPMENT:
     Land                                                 4,639        4,639
     Buildings and improvements                          15,614       15,706
     Machinery and equipment                             72,216       80,527
                                                       --------     --------
                                                         92,469      100,872
     Less accumulated depreciation and amortization     (46,556)     (52,648)
                                                       --------     --------
                                                         45,913       48,224
                                                       --------     --------

OTHER ASSETS:
     Cost of franchises in excess of net
        assets acquired, net of accumulated
        amortization of $43,382 and $47,007             116,839      116,336
     Deferred income taxes (Note 6)                      24,931       22,767
     Deferred financing costs and other                   2,910        6,478
                                                       --------     --------
                                                        144,680      145,581
                                                       --------     --------
                                                       $248,437     $255,327
                                                       --------     --------
                                                       --------     --------

      The accompanying notes are an integral part of these balance sheets.

                   DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (Continued)
                               AS OF DECEMBER 31

                   (Dollars in thousands, except share data)

                                                         1995         1996
                                                       ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt
      and other liabilities                            $  7,643     $    529
     Accounts payable                                     7,250        9,038
     Accrued liabilities (Note 5)                        15,114       16,261
                                                       --------     --------
          Total current liabilities                      30,007       25,828
                                                       --------     --------

LONG-TERM DEBT AND OTHER LIABILITIES (Note 7)           150,507      163,747

MINORITY INTEREST                                         5,205        5,303

COMMITMENTS AND CONTINGENCIES (Notes 9 and 12)

STOCKHOLDERS' EQUITY (Note 8):
     Preferred stock
          Series AA, $5,000 stated value, 30,000
           shares authorized, 5,151.18 and
           5,467.27 shares issued and outstanding        25,756       27,336
     Common Stock
          Voting, $.01 par value, 60,000
           shares authorized, 20,301.87
           shares issued and outstanding                     --           --
          Nonvoting, $.01 par value, 35,000
           shares authorized, 32,949.93
           shares issued and outstanding                     --           --
     Additional paid-in capital                         115,765      115,765
     Accumulated deficit                                (78,781)     (82,639)
     Deferred compensation (Note 11)                        (22)         (13)
                                                       --------     --------
                                                         62,718       60,449
                                                       --------     --------
                                                       $248,437     $255,327
                                                       --------     --------
                                                       --------     --------

       The accompanying notes are an integral part of these balance sheets

                   DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31

                 (Dollars in thousands, except per share data)

                                                1994           1995           1996
                                              --------       --------       --------
OPERATIONS:
 Net sales                                    $245,472       $284,709       $312,284
 Cost of sales                                 162,667        198,777        215,085
                                              --------       --------       --------
   Gross profit                                 82,805         85,932         97,199

     Selling, general and administrative
       expenses                                 62,710         71,802         76,883
     Amortization of franchise costs and
       other intangibles                         3,631          3,576          3,664
                                              --------       --------       --------
          Operating income                      16,464         10,554         16,652
                                              --------       --------       --------

OTHER EXPENSES:
     Interest                                   12,152         13,254         15,094
     Other, net                                    (45)            75            620
                                              --------       --------       --------
                                                12,107         13,329         15,714
                                              --------       --------       --------

INCOME (LOSS) BEFORE INCOME TAXES,
 MINORITY INTEREST AND EXTRAORDINARY
 ITEM                                            4,357         (2,775)           938

     Income tax provision                       (3,262)        (1,641)        (1,745)
     Minority interest, net
      of taxes                                      --            464             48
                                              --------       --------       --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM          1,095         (3,952)          (759)

     Extraordinary item - loss on
       extinguishment of debt, net of
       income tax benefit of $953 (Note 7)          --             --         (1,519)
                                              --------       --------       --------

NET INCOME (LOSS)                             $  1,095       $ (3,952)      $ (2,278)
                                              --------       --------       --------
                                              --------       --------       --------

EARNINGS PER COMMON SHARE (Note 2):

Loss before extraordinary item                $  (5.83)      $(102.18)      $ (43.93)
     Extraordinary item                             --             --         (28.52)
                                              --------       --------       --------
          Net loss                            $  (5.83)      $(102.18)      $ (72.45)
                                              --------       --------       --------
                                              --------       --------       --------

          The accompany notes are an integral part of these statements.

                   DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                            (Dollars in thousands)

                                    PREFERRED STOCK                COMMON STOCK
                                  ------------------   ---------------------------------------
                                       SERIES AA             VOTING              NONVOTING
                                  ------------------   ------------------   ------------------   ADDITIONAL
                                   NUMBER               NUMBER               NUMBER               PAID-IN     ACCUMULATED
                                  OF SHARES   AMOUNT   OF SHARES   AMOUNT   OF SHARES   AMOUNT    CAPITAL       DEFICIT
                                  ---------   ------   ---------   ------   ---------   ------   ----------   -----------

BALANCE AT DECEMBER 31, 1993       4,572.76  $22,864   19,769.36   $ --     32,949.93    $ --     $115,717     $(73,032)

  Preferred stock dividends          280.59    1,403          --     --            --      --           --       (1,403)
  Sale of common stock                   --       --      532.51     --            --      --           48           --
  Recognition of expense under
    deferred compensation plan           --       --          --     --            --      --           --           --
  Net income                             --       --          --     --            --      --           --        1,095
                                   --------   ------   ---------   ----     ---------     ---     --------     --------

BALANCE AT DECEMBER 31, 1994       4,853.35   24,267   20,301.87     --     32,949.93      --      115,765      (73,340)

  Preferred stock dividends          297.83    1,489          --     --            --      --           --       (1,489)
  Recognition of expense under
    deferred compensation plan           --       --          --     --            --      --           --           --
  Net loss                               --       --          --     --            --      --           --       (3,952)
                                   --------   ------   ---------   ----     ---------     ---     --------     --------

BALANCE AT DECEMBER 31, 1995       5,151.18   25,756   20,301.87     --     32,949.93      --      115,765      (78,781)

  Preferred stock dividends          316.09    1,580          --     --            --      --           --       (1,580)
  Recognition of expense under
    deferred compensation plan           --       --          --     --            --      --           --           --
  Net loss                               --       --          --     --            --      --           --       (2,278)
                                   --------   ------   ---------   ----     ---------     ---     --------     --------

BALANCE AT DECEMBER 31, 1996       5,467.27  $27,336   20,301.87   $ --     32,949.93    $ --     $115,765     $(82,639)
                                   --------   ------   ---------   ----     ---------     ---     --------     --------
                                   --------   ------   ---------   ----     ---------     ---     --------     --------

                                   DEFERRED
                                  COMPENSATION   TOTAL
                                  ------------  --------

BALANCE AT DECEMBER 31, 1993         $(46)      $65,503
  Preferred stock dividends            --            --
  Sale of common stock                 --            48
  Recognition of expense under
    deferred compensation plan         14            14
  Net income                           --         1,095
                                      ---       -------

BALANCE AT DECEMBER 31, 1994          (32)       66,660

  Preferred stock dividends            --            --
  Recognition of expense under
    deferred compensation plan         10            10
  Net loss                             --        (3,952)
                                      ---       -------

BALANCE AT DECEMBER 31, 1995          (22)       62,718

  Preferred stock dividends            --            --
  Recognition of expense under
    deferred compensation plan          9             9
  Net loss                             --        (2,278)
                                      ---       -------

BALANCE AT DECEMBER 31, 1996         $(13)      $60,449
                                      ---       -------
                                      ---       -------

       The accompanying notes are an integral part of these statements.

                   DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31

                             (Dollars in thousands)

                                                                   1994          1995         1996
                                                                  -------      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $ 1,095      $ (3,952)    $ (2,278)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization                                 9,085         9,687       10,314
      Noncash interest on long-term debt                            2,101         4,048        4,891
      Write-off of deferred financing fees                             --            --        2,472
      Change in deferred income taxes                               2,765         1,622          357
      Loss on dispositions of property and equipment                   22            --           --
      Minority interest, before taxes                                  --          (564)          98
      Net expense (payments) under deferred compensation
        plans                                                          24          (956)          (3)
      Changes in current assets and liabilities:
          Receivables                                              (8,059)        4,875        3,426
          Inventories                                              (6,854)        6,150         (692)
          Bottles, cases and pallets, at deposit value               (730)       (1,091)        (147)
          Prepaid expenses and other                                 (161)         (590)         312
          Accounts payable and accrued liabilities                 10,341        (6,044)       2,606
      Redemption of investments                                       157            15           --
                                                                  -------      --------     --------
          Net cash provided by operating activities                 9,786        13,200       21,356
                                                                  -------      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                            (7,104)      (11,028)      (9,205)
   Acquisitions of businesses (Note 3)                                 --       (13,549)      (1,130)
   Purchase of franchise rights (Note 3)                              (23)           --       (1,994)
   Proceeds from sales of property and equipment                      119            --           --
   Collections on note receivable                                      96           163          110
                                                                  -------      --------     --------
      Net cash used in investing activities                        (6,912)      (24,414)     (12,219)
                                                                  -------      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                            --            --      120,000
   Borrowings under revolving line of credit                        8,000        35,250           --
   Payments on revolving line of credit                            (3,000)      (18,000)          --
   Retirement of long-term debt                                        --            --     (111,250)
   Payment of deferred financing costs                                 --          (237)      (5,946)
   Principal payments on long-term debt and other liabilities      (4,814)       (7,406)      (7,703)
   Cash distribution to minority interest holder                     (900)           --           --
   Sale of common stock                                                48            --           --
                                                                  -------      --------     --------
      Net cash provided by (used in) financing activities            (666)        9,607       (4,899)
                                                                  -------      --------     --------
CHANGE IN CASH AND CASH EQUIVALENTS                                 2,208        (1,607)       4,238
CASH AND CASH EQUIVALENTS, beginning of year                        7,332         9,540        7,933
                                                                  -------      --------     --------
CASH AND CASH EQUIVALENTS, end of year                            $ 9,540      $  7,933     $ 12,171
                                                                  -------      --------     --------
                                                                  -------      --------     --------

       The accompanying notes are an integral part of these statements.

                   DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF OPERATIONS:

     Delta Beverage Group, Inc. ("Delta") and the partnership described below (collectively, the "Company") are licensed bottlers and distributors of beverage products, principally Pepsi-Cola and Seven-Up products, in the mid-southern United States. The franchise territories cover portions of Arkansas, Louisiana, Mississippi, Tennessee and Texas. The partnership also distributes Miller Brewing Company alcoholic beverages in southern Louisiana.

     On September 3, 1992, Delta Beverage of Louisiana, Inc. ("DBL"), a then wholly-owned subsidiary of Delta, and Poydras Street Investors, L.L.C. ("Poydras," formerly The Seven-Up/Royal Crown Bottling Company of Louisiana, Inc.) formed The Pepsi-Cola/Seven-Up Beverage Group of Louisiana (the "Joint Venture"). Effective December 31, 1994, DBL merged into Delta. In April 1995, the partnership agreement was amended to, among other things, change the percentage ownerships from 50% for both Delta and Poydras to 62% for Delta and 38% for Poydras. Beginning January 1, 2000, Delta can purchase the percentage interest of Poydras at fair market value (as defined).

     The Joint Venture's operations and net assets are consolidated with those of Delta in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. Poydras' share of the Joint Venture's income (loss) and net assets is reflected as a minority interest in the accompanying consolidated financial statements.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES:

USE OF ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates with regard to these financial statements are disclosed in Note 12.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include temporary investments in short-term securities with original maturities of three months or less.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Property and equipment renewals and betterments are capitalized, while maintenance and repair expenditures are charged to operations currently. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of purchased property and equipment, or the shorter of the lease terms or the estimated useful lives of assets acquired under capital lease arrangements. Those lives are as follows:

                                            Years
                                            -----

          Buildings and improvements        20-40
          Machinery and equipment            3-10

INTANGIBLES AND OTHER ASSETS

     The cost of franchises in excess of net assets acquired is being amortized evenly over 35 to 40 years. The Company, at least annually, evaluates whether events or circumstances have occurred that may impact the recoverability of franchise costs. Upon the occurrence of any such event or circumstance, the Company remeasures the realizable portion of franchise costs and records such intangible asset at the lesser of its carrying value or fair value.

     Costs incurred to obtain long-term financing are deferred and amortized as adjustments of interest using the effective interest method over the terms of the related debt.

INCOME TAXES

     The Company uses the liability method of accounting for deferred income taxes. Accordingly, deferred income taxes reflect both the estimated future tax consequences attributable to operating loss and tax credit carryforwards, and temporary differences between the Company's assets and liabilities for financial reporting and income tax purposes, using income tax rates currently in effect.

EARNINGS PER COMMON SHARE

     Earnings per common share were computed by dividing net income (loss), less dividends on preferred stock, by the weighted average number of shares of common stock. Share awards issuable under the equivalent share award plan (see Note 11) were not considered in the computation of fully diluted earnings per common share as their effect was anti-dilutive.

     The weighted average number of shares used in computing earnings per common share were 52,824 for 1994 and 53,252 for 1995 and 1996.

SUPPLEMENTAL CASH FLOW INFORMATION

     During 1994, the Company acquired equipment under capital lease obligations totaling approximately $493,000. During 1994, 1995 and 1996, the Company issued additional preferred shares as payment-in-kind dividends on preferred stock of approximately $1,403,000, $1,489,000 and $1,580,000, respectively (see Note 8).

     Interest paid in cash during 1994, 1995 and 1996 was approximately $9,992,000, $8,836,000 and $12,369,000, respectively. Income taxes of approximately $286,000, $316,000 and $177,000 were paid in 1994, 1995 and
1996, respectively.

CONCENTRATION OF CREDIT RISK

     The Company's business activities are concentrated within the mid-southern United States. However, management believes that there are no significant concentrations of credit risk with any individual party or groups of parties.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments, except for fixed rate long-term debt, approximate their carrying amounts. For fixed rate long-term debt, fair value was estimated based on the current rates offered for similar obligations and maturities. Estimated fair value of total long-term debt and other liabilities was approximately $168 million at December 31, 1996 ($151 million at December 31, 1995) compared to recorded value of approximately $164 million ($158 million at December 31, 1995).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In 1996, the Company implemented the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement addresses the timing of recognition and the measurement of impairment of (a) long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and (b) long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that such assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, and that such assets be reported at the lower of carrying amount or fair value. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

3.   ACQUISITIONS:

     In April 1996, the Joint Venture acquired substantially all of the assets of Delta Distributing Company, a wholesale distributor of Miller Brewing Company alcoholic beverages in Raceland, Louisiana. The aggregate purchase price, consisting primarily of inventories and distribution rights, included approximately $1,000,000 cash and a marketing support obligation described below. In May 1996, the Joint Venture acquired for approximately $2,000,000 the franchise rights from Heineken USA to distribute Heineken beer products in the greater New Orleans area. The Joint Venture also acquired approximately $1,000,000 of Heineken beer inventory.

     In April 1995, the Joint Venture acquired substantially all of the assets of Miller Brands of Greater New Orleans, Inc. In July 1995, the Joint Venture acquired certain assets of Svoboda Distributing Company, Inc. Both businesses acquired were engaged in the wholesale distribution of alcoholic beverages, primarily Miller Brewing Company products, in the greater New Orleans, Louisiana area. The aggregate purchase price for the assets of both acquisitions, consisting primarily of inventories; land, buildings and equipment; and distribution rights, included approximately $13,550,000 cash, a $900,000 deferred obligation payable upon the Miller business in New Orleans achieving an annual $8,000,000 gross profit, and a marketing support obligation described below. Management expects to pay the $900,000 deferred obligation in 1998.

     In connection with the 1996 acquisition of Delta Distributing Company and the 1995 acquisitions described above, the Joint Venture entered into marketing support agreements with Miller Brewing Company's advertising agency for the general promotion of Miller products in the greater New Orleans area. The marketing support obligations have been capitalized and are being amortized.

     The acquisitions described above were accounted for as purchases, and the Company's consolidated results of operations include the results of the acquisitions since their respective purchase dates. Costs of the franchises in excess of net assets acquired of approximately $2,980,000 in 1996, and approximately $5,400,000 in 1995, are being amortized evenly over 40 years. The consolidated financial statements as of December 31, 1996 include preliminary purchase price allocations for the 1996 acquisitions.

     The impact of the 1996 acquisitions on the Company's consolidated results of operations was not material. The following unaudited pro forma financial information reflects the combined results of operations of the Company and the 1995 acquisitions discussed above as if the transactions occurred as of the beginning of 1995. The pro forma adjustments are based on available information, preliminary purchase price allocations and certain assumptions that the Company believes are reasonable. The pro forma information does not purport to represent the actual results of operations if the transactions described above had occurred at the beginning of the year presented. In addition, the information may not be indicative of future results.

     In thousands of dollars, except per share amounts, for the year ended December 31 (unaudited):

                                                   1995
                                                 ---------

          Net sales                              $295,700
          Net loss                                 (4,306)
          Earnings per common share              $(108.82)

4.   INVENTORIES:

     Inventories are stated at the lower of cost (first-in, first-out method) or market and included the following at December 31 (in thousands of dollars):

                                                 1995           1996
                                               --------       --------

     Raw materials                             $ 2,796        $ 2,736
     Finished goods                             10,721         11,636
                                               -------        -------
                                               $13,517        $14,372
                                               -------        -------
                                               -------        -------

5.   ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following at December 31 (in thousands of dollars):

                                                1995             1996
                                              --------         --------

     Payroll and related benefits             $ 1,213          $ 2,134
     Taxes other than income                    2,178            2,897
     Insurance and related costs                4,279            4,520
     Interest                                   3,307            1,576
     Marketing and advertising costs            3,949            4,771
     Other                                        188              363
                                              -------          -------
                                              $15,114          $16,261
                                              -------          -------
                                              -------          -------

6.   INCOME TAXES:

     At December 31, 1996, the Company had federal income tax net operating loss carryforwards of approximately $27,074,000 which had been incurred since the predecessor business was acquired in March 1988. These net operating loss carryforwards expire through 2007. In addition, as of December 31, 1996, the Company had similar net operating loss and tax credit carryforwards of approximately $19,400,000 and $1,187,000, respectively, which were incurred prior to March 1988. Effective at that date, the predecessor business was acquired in a transaction accounted for as a purchase. The Internal Revenue Code limits the Company's utilization of the acquired net operating loss and tax credit carryforwards to approximately $3,000,000 per year. These net operating loss and tax credit carryforwards may be used through 2003.

     The Company has recognized deferred income tax assets for the estimated future income tax benefits of the pre- and post-acquisition net operating loss and tax credit carryforwards that are expected to be realized through the reduction of future taxable income from operations within the carryforward periods.

     Deferred income taxes were composed of the following at December 31 (in thousands of dollars):

                                                 1995           1996
                                               -------        -------

     Current deferred income tax assets        $ 2,324        $ 4,131
     Noncurrent deferred income tax
      assets, net of $1,645 valuation
      allowance at December 31, 1995            29,289         27,828
                                               -------        -------
                                                31,613         31,959

     Noncurrent deferred income tax
      liabilities                               (4,358)        (5,061)
                                               -------        -------
                                               $27,255        $26,898
                                               -------        -------
                                               -------        -------

     The tax effects of significant temporary differences representing deferred income tax assets and liabilities at December 31, 1995 and 1996 were as follows (in thousands of dollars):

                                                             1995     1996
                                                            -------  -------

     Net operating loss and tax credit carryforwards        $19,372  $17,590
     Basis difference in preferred stock and common stock     8,022    8,154
     Difference in book and tax basis of property
       and equipment, deferred financing costs
       and other assets                                      (3,640)  (4,841)
     Deferred interest on subordinated debt,
       deferred compensation and reserves not currently
       deductible for income tax purposes                     3,501    5,995
                                                            -------  -------
                                                            $27,255  $26,898
                                                            -------  -------
                                                            -------  -------

Income tax provision recorded in the consolidated statements of operations, net of taxes applicable to minority interest and extraordinary item, was as follows (in thousands of dollars):

                                1994         1995         1996
                              --------     --------     --------

     Current                  $  (233)     $    --      $  (289)
     Deferred                  (3,029)      (1,641)      (1,456)
                              -------      -------      -------
                              $(3,262)     $(1,641)     $(1,745)
                              -------      -------      -------
                              -------      -------      -------

     Included in the 1995 income tax provision was a valuation allowance of $1,645,000 for deferred income tax assets relating to various state tax net operating loss carryforwards that have or are expected to expire before the carryforwards can be realized. These deferred income tax assets were originally recorded in 1993 as part of the adoption of Statement of Financial Accounting Standards No. 109. In 1996, the valuation allowance was eliminated against the related deferred income tax assets as the state tax net operating loss carryforwards have fully expired.

     A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate to income or loss before income taxes is as follows:

                                                1994        1995      1996
                                               -------     -------   -------

     Statutory federal income tax rate         (34.0)%      34.0%    (34.0)%
     State income taxes, net of federal
       benefit                                  (4.0)        4.0      (4.6)
     Franchise cost amortization               (30.4)      (46.4)   (128.0)
     Valuation allowance                          -        (59.3)       -
     Minority interest                            -          3.6     (15.6)
     Other, net                                 (6.5)        5.0      (3.8)
                                               -------     -------  --------
                                               (74.9)%     (59.1)%  (186.0)%
                                               -------     -------  --------
                                               -------     -------  --------

7.   LONG-TERM DEBT AND OTHER LIABILITIES:

     Long-term debt and other liabilities consisted of the following at December 31 (in thousands of dollars):

                                                                   1995       1996
                                                                  -------   --------
     Senior notes payable, 9.75%, due December 15, 2003           $     -   $120,000
     Subordinated notes payable, 11% due December 23, 2003         35,227     39,209
     Retired December 17, 1996 -
       Senior notes payable, 7.36% through December 31, 1995       95,000         --
       Revolving line of credit, interest at the prime rate
       (8.5% at December 31, 1995)                                 22,250         --

     Note payable to Poydras, interest at the prime rate
     plus 1% (9.50% and 9.25% at December 31, 1995 and
     1996, respectively), due December 31, 2007                     1,839      1,839

     Other long-term debt (due to previous owners of acquired
     beverage companies under noncompete agreements and notes
     payable, equipment purchase contracts and mortgage notes
     payable), 6% to 15%, payable through 1997, net of
     unamortized discount of $36 at December 31, 1995               1,446        227

     Capital lease obligations, 10.89% to 14.18%, due in
     monthly installments through May 1998                            758        412

     Marketing support obligation, imputed interest at 8.25%,
     payments due quarterly through June 30, 2000                     487        693

     Other long-term liabilities, including a $900 deferred
     purchase obligation (see Note 3)                               1,143      1,896
                                                                 --------   --------
                                                                  158,150    164,276
     Less current maturities                                       (7,643)      (529)
                                                                 --------   --------
                                                                 $150,507   $163,747
                                                                 --------   --------
                                                                 --------   --------

     In December 1996, the Company placed $120 million of new senior notes and executed a new $30 million bank revolving line of credit. The net proceeds of the debt offering were used primarily to retire the prior senior notes and the amounts outstanding under the prior revolving line of credit.

     In a registration statement filed with the Securities and Exchange Commission under the Securities Act of 1933 and declared effective on February 12, 1997, the Company offered to exchange the $120 million senior notes for new $120 million senior notes. The new senior notes will retain the same interest rate, maturity date and ranking as the original senior notes. The Company will not receive any cash proceeds from this transaction.

     The senior notes are general unsecured obligations of the Company and are senior to all existing and future subordinated indebtedness of the Company. Interest on the senior notes is payable semi-annually on June 15 and December 15.

     The new bank revolving line of credit matures on December 16, 2001 and bears interest, at Delta's option, at LIBOR or the higher of (1) the bank's prime rate or (2) the federal funds rate plus .5% and a defined margin. Borrowings are limited to the sum of approximately 80% of Delta's eligible receivables and approximately 50% of Delta's eligible inventory. The line of credit includes a $10 million limit for the issuance of letters of credit; the letter of credit facility fee is based on the Eurodollar applicable margin less .125%. The agreement also provides for a fee on the unused commitment ranging from .25% to .50%. Borrowings under the line of credit are secured by Delta's accounts receivable and inventory. Interest and commitment fees are payable quarterly. There were no borrowings under the new bank revolving line of credit during 1996.

     In connection with the debt placement described above, the Company incurred financing fees of approximately $4,807,000. These fees have been capitalized and are being amortized over the terms of the related debt agreements. Deferred financing costs relating to debt retired in 1996 of approximately $2,472,000 were written off. This write-off, less a related income tax benefit of approximately $953,000, is reported as an extraordinary item in the 1996 consolidated statement of operations.

     Prior to the debt refinancing, Delta maintained a credit agreement with two banks which, as amended in 1995 and 1996, provided for a total commitment of $30 million, including up to $10 million for letters of credit. Interest on borrowings accrued at a floating rate, based upon either the lender's prime rate plus a defined margin or the Eurodollar base rate plus a defined margin, as selected by Delta. Effective September 20, 1996, the applicable margin was increased by .5%. The letter of credit facility fee was based on the above Eurodollar applicable margin. The agreement also provided for a fee of .5% on the unused commitment. Interest and commitment fees were payable quarterly.

     The senior notes retired in December 1996 were governed by a note agreement and were senior to the subordinated notes. Interest on the senior notes was payable semi-annually on March 23 and September 23. The senior notes accrued interest at 7.36% through March 31, 1996, then 8.72% for the period April 1, 1996 to September 19, 1996. Effective at that date, the interest rate increased to 9.72%.

     Interest on the subordinated notes is due semi-annually on April 1 and October 1, and may be paid in cash or, at the option of the Company, by the issuance of additional subordinated notes ("PIK Notes"). The PIK Notes bear interest at 11% or 15% depending upon whether the terms of the note agreement would have permitted the Company to pay any portion of the interest in cash. The Company issued additional subordinated notes of approximately $3,577,000 and $3,982,000 under this provision in 1995 and 1996, respectively. These additional notes bear interest at 11% and are included with subordinated notes payable in the preceding table.

     Certain of the subordinated debt holders are also preferred and non-voting common stockholders of the Company.

     The Company's long-term debt agreements require, among other things, the maintenance of certain minimum financial ratios and financial requirements, and limit additional indebtedness, sales of assets, investments and capital expenditures. The agreements also restrict the payment of dividends and limit capital stock transactions.

     Certain obligations to former owners of acquired beverage companies and former key employees, including obligations under noncompete agreements, have been discounted using the Company's incremental borrowing rate at the date of acquisition. These discounts are being amortized over the terms of the related obligations.

     Scheduled maturities of long-term debt and other liabilities during the four years subsequent to 1997 are as follows (in thousands of dollars):

                Year                    Amount
                ----                    ------

                1998                    $1,162
                1999                       304
                2000                       138
                2001                        41

8.   STOCKHOLDERS' EQUITY:

PREFERRED STOCK

     Authorized preferred stock consists of 30,000 designated Series AA preferred shares. The Series AA preferred stock does not contain voting rights. Series AA preferred stockholders receive cumulative dividends at an annual rate of 6% based on the $5,000 stated value per share. The rate will increase 2% annually beginning October 1, 2004, but is limited to a cumulative increase of 8%. Dividends are payable quarterly in cash or in additional shares of Series AA preferred stock. The Company is obligated to pay the dividends in cash once the senior notes are retired. The preferred stock dividends for 1995 and 1996 were paid with additional preferred shares and are included in stockholders' equity at December 31, 1995 and 1996. So long as the Series AA preferred stock is outstanding, the Company cannot declare or pay dividends on its common stock.

     In the event of a liquidation, Series AA preferred stockholders have a $5,000 per share liquidation preference.

VOTING COMMON STOCK

     Voting common stock consists of 60,000 authorized shares.

NON-VOTING COMMON STOCK

     Non-voting common stock consists of 35,000 authorized shares. Should the Company register its shares in a public offering, the non-voting common stock may be converted, at the holder's option, into voting common stock. The conversion rate is one share of non-voting common stock for one share of voting common stock. The conversion rate is subject to adjustment in certain instances as defined in the Certificate of Incorporation.

     The transfer and sale of shares by and among the stockholders and the Company are restricted by a Shareholders' Agreement.

9.   LEASES:

     The Company leases certain buildings and other facilities, vehicles and equipment under agreements expiring through 2009. Future minimum rental payments under all noncancellable operating leases with initial or remaining lease terms of one year or more were as follows at December 31, 1996 (in thousands of dollars):

               1997               $2,355
               1998                1,947
               1999                1,525
               2000                  667
               2001                  222
               Thereafter            695
                                  ------
                                  $7,411
                                  ------
                                  ------

     Total rent expense for all operating leases during 1994, 1995 and 1996 was approximately $2,564,000, $3,158,000 and $3,587,000, respectively.

10.  RELATED PARTY TRANSACTIONS:

     The Company has entered into a management agreement with a company controlled by three individuals who own shares of the Company's common stock. For services performed pursuant to the management agreement, the Company pays that company a management fee and a transaction fee. Management fees of approximately $505,000, $520,000 and $533,000 were paid to that company during 1994, 1995 and 1996, respectively. The transaction fee is payable upon the acquisition of additional franchises and is equal to 1.5% of the acquisition cost of such franchises. Affiliates of the management company also own common stock of the Company.

11.  EMPLOYEE BENEFITS:

     The Company sponsors a defined contribution employee benefit plan (the "Plan") which covers all eligible full-time employees. Employees who participate in the Plan may defer up to 10% of their salaries and wages and receive matching payments by the Company of 50% of those deferrals, limited to annual employer contributions of $500 per employee. The Company's contributions were approximately $201,000 for 1994, $231,000 for 1995 and $257,000 for 1996.

     The Company also maintains a nonqualified deferred compensation plan which is available for certain executives of the Company, as selected by the Company's board of directors. Executives who participate in the plan may elect to defer a percentage of their compensation (as defined), subject to limitations imposed by the Internal Revenue Service and the Company, and are eligible to receive discretionary contributions from the Company. Employee deferrals and employer discretionary contributions are held in a trust restricted from the general assets of the Company. Restricted assets held in trust, included in other assets in the accompanying consolidated balance sheet, totaled approximately $756,000 at December 31, 1996.

     The Company has a restricted stock bonus plan under which executives and key employees may be awarded shares of the Company's common stock. All shares granted contain restrictions on sale or transfer; these restrictions lapse over an eleven-year period. A maximum of 250 shares of common stock may be awarded under this plan. At December 31, 1995 and 1996, 22 restricted shares were outstanding, all of which were held by an officer.

     The Company previously granted stock appreciation rights to an officer by which this officer could receive amounts based upon changes in the quoted market value of PepsiCo, Inc. common stock since February 1, 1990. These stock appreciation rights were exercised in 1994 and 1995. The amount of compensation expense (credit) in 1994 and 1995 was approximately $(163,000) and $316,000, respectively.

     Effective January 1,1994, the board of directors adopted an equivalent share award plan for certain key members of management. This plan allows eligible employees to participate in the continued success of the Company based upon the annual appreciation in the equity value of the Company, as defined. The board granted the equivalent of 38,200 shares effective January 1, 1994. Each share equivalent award vests over a three-year period, and is payable in cash or shares of the Company's common stock upon the earlier of the participant's death, disability, termination or retirement. Each participant is subject to a noncompete and nonsolicitation restriction in consideration of the share equivalent grant. All grants contain restrictions on assignment or transfer. There was no appreciation in the equity value of the Company, as defined, in 1994, 1995 or 1996.

     Effective April 7,1995, the Joint Venture assumed sponsorship of the Miller Brands of Greater New Orleans, Inc. Pension Plan. The plan was a non-contributory defined benefit plan and covered all eligible hourly workers of the acquired Miller business in New Orleans, Louisiana (see Note 3). Monthly pension plan benefits were based on a stipulated amount per year of credited service. During 1996, the Joint Venture terminated this plan. The net pension liability recognized upon termination was not material.

     The following table sets forth the actuarial present value of the benefit obligation and the funded status for the plan as of December 31, 1995 (in thousands of dollars):

     Accumulated benefit obligation, fully vested                     $(464)
                                                                      -----
     Projected benefit obligation                                     $(464)
     Plan assets at fair value                                          635
                                                                      -----
     Plan assets in excess of projected benefit obligation              171
        Unrecognized net actuarial gain                                 (34)
        Unrecognized net transition amount                             (102)
        Unrecognized prior service cost                                  25
                                                                      -----
     Net prepaid pension asset                                          $60
                                                                      -----
                                                                      -----

   Assumptions used in developing the net prepaid pension asset as of December 31, 1995 were as follows:

     Discount rate                                                    7.5%
     Rate of increase in compensation levels                          0.0%
     Rate of return on plan assets                                    9.0%

   Net periodic pension income in 1995 for this plan was not material.

12.  CERTAIN SIGNIFICANT ESTIMATES:

SELF INSURANCE

     The Company maintains self insurance reserves for estimated workers' compensation and product, automobile and general liability claims. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for things such as medical costs, environmental hazards and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term.

     As of December 31, 1995 and 1996, the Company had $7,715,068 and $7,123,994 in outstanding letters of credit to secure the obligations to insurance companies for workers' compensation and product, automobile and general liability claims.

LOSS CONTINGENCIES

     The Company is subject to various litigation, claims and assessments arising in the normal course of business. Management believes that the ultimate resolution of these matters, either individually or in the aggregate, will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

DEFERRED INCOME TAX ASSETS

     The Company has recorded deferred income tax assets reflecting the expected future benefits of operating loss and tax credit carryforwards which expire in varying amounts through 2007 (see Note 6). Realization is dependent on generating sufficient taxable income prior to expiration of these carryforwards. Although realization is not assured, management believes that it is more likely than not that all of the deferred income tax assets will be realized. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

                         FINANCIAL STATEMENT SCHEDULE

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To Delta Beverage Group, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Delta Beverage Group, Inc. and its subsidiary included in this Form 10-K and have issued our report thereon dated February 28, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       /s/ ARTHUR ANDERSEN LLP

Memphis, Tennessee,
February 28, 1997.

                   DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                            (Dollars in thousands)

                                          BALANCE AT                         BALANCE AT
                                          BEGINNING                           END OF
                                          OF PERIOD   ADDITIONS  DEDUCTIONS   PERIOD
                                          ----------  ---------  ----------  ----------
Allowance for doubtful accounts
  for the year ended December 31, 1994       $497       $ 87       $(123)(a)     $461
                                             ----       ----       ------        ----
                                             ----       ----       ------        ----
Allowance for doubtful accounts
  for the year ended December 31, 1995       $461       $271       $(299)(a)     $433
                                             ----       ----       ------        ----
                                             ----       ----       ------        ----
Allowance for doubtful accounts
  for the year ended December 31, 1996       $433       $320(b)    $(253)(a)     $500
                                             ----       ----       ------        ----
                                             ----       ----       ------        ----

(a)  Represents primarily trade accounts receivable written off.

(b)  Includes $230 in recoveries of bad debts.

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)(1)  Financial Statements.

                  Report of Independent Public Accountants
                  Consolidated Financial Statements
                       Balance Sheets
                       Statements of Operations
                       Statements of Stockholders' Equity
                       Statements of Cash Flows
                       Notes to Consolidated Financial Statements

             (2)  Financial Statement Schedule.

                  Report of Independent Public Accountants on Financial
                     Statement Schedule
                  Schedule II - Valuation and Qualifying Accounts

             (3)  Exhibits.

                  12   Statement of Computation of Per Share Earnings
                  27   Financial Data Schedule

          (b)     Reports on Form 8-K.

                  None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 1997.

                                       DELTA BEVERAGE GROUP, INC.

                                       By:  /s/  ROBERT C. POHLAD
                                           ----------------------------------
                                                 Robert C. Pohlad
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ ROBERT C. POHLAD      Chief Executive Officer and
------------------------  Director (Principal Executive
Robert C. Pohlad          Officer)                             April 30, 1997

/s/ JOHN F. BIERBAUM      Chief Financial Officer and
------------------------  Director (Principal Accounting
John F. Bierbaum          Officer and Principal Financial
                          Officer)                             April 30, 1997
/s/ DONALD E. BENSON
------------------------  Chairman of the Board                April 30, 1997
Donald E. Benson

------------------------  Director
John H. Agee

------------------------  Director
Brenda C. Barnes

------------------------  Director
Christopher E. Clouser

------------------------  Director
Philip N. Hughes

/s/ GERALD A. SCHWALBACH
------------------------  Director                             April 30, 1997
Gerald A. Schwalbach

/s/ JOHN F. WOODHEAD
------------------------  Director                             April 30, 1997
John F. Woodhead

                               INDEX TO EXHIBITS

Exhibit
Number    Description
------    -----------

  12      Statement of Computation of Per Share Earnings
  27      Financial Data Schedule