Form 10-Q
period 1997-03-31
DELTA BEVERAGE GROUP INC
filed 1997-05-14
CIK 1029557

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                  _________________

                                      FORM 10-Q


/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997



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



    As of May 9, 1997, the issuer had outstanding: (i) 5,549.28 shares of Series AA Preferred Stock, $5,000 stated value, (ii) 20,301.87 shares of voting Common Stock, $.01 par value, and (iii) 32,949.93 shares of nonvoting Common Stock.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS


                                                                   Page
                                                                   ----

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1

    ITEM 1    FINANCIAL STATEMENTS . . . . . . . . . . . . . .        1
    ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS. . . . . . . . . . . . . . . . . .        7

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . .       11

    ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . .       11

                                        PART I


ITEM 1   FINANCIAL STATEMENTS

                      DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS

                                      Unaudited

                                (Dollars in thousands)

                                                   DECEMBER 31,      MARCH 31,
                                                       1996             1997
                                                   -----------       ---------

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                          $12,171         $3,452
    Receivables, net of allowance for doubtful
    accounts of $500
    Trade                                               16,657         18,253
    Marketing and advertising                            5,853          7,267
    Other                                                1,842          1,680
    Inventories, at cost                                14,372         18,160
    Bottles, cases and pallets, at deposit value         5,669          5,381
    Prepaid expenses and other                             827          1,498
    Deferred income taxes                                4,131          4,990
                                                       -------        -------
      Total current assets                              61,522         60,681
                                                       -------        -------

PROPERTY AND EQUIPMENT:
    Land                                                 4,639          4,639
    Buildings and improvements                          15,706         15,779
    Machinery and equipment                             80,527         87,680
                                                       -------        -------
                                                       100,872        108,098
    Less accumulated depreciation and amortization    (52,648)       (54,565)
                                                       -------        -------
                                                        48,224         53,533
                                                       -------        -------

OTHER ASSETS:
    Cost of franchises in excess of net assets
    acquired, net of accumulated amortization
    of $47,007 and $47,919                             116,336        115,424
    Deferred income taxes                               22,767         22,767
    Deferred financing costs and other                   6,478          6,226
                                                       -------        -------
                                                       145,581        144,417
                                                       -------        -------
                                                      $255,327       $258,631
                                                       -------        -------
                                                       -------        -------




          The accompany notes are an integral part of these balance sheets.

                      DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                      Unaudited

                                (Dollars in thousands)



                                                     DECEMBER 31,      MARCH 31,
                                                         1996             1997
                                                     -----------       ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt and
    other liabilities                                       $529         $1,343
    Accounts payable                                       9,038          9,486
    Accrued liabilities                                   16,261         17,402
                                                         -------        -------
      Total current liabilities                           25,828         28,231
                                                         -------        -------

LONG-TERM DEBT AND OTHER LIABILITIES                     163,747        166,526

MINORITY INTEREST                                          5,303          5,061

STOCKHOLDERS' EQUITY:
    Preferred stock:
      Series AA, $5,000 stated value, 30,000 shares
        authorized, 5,467.27 and 5,549.28 shares
        issues and outstanding                            27,336         27,746
    Common stock:
      Voting, $.01 par value, 60,000 shares authorized,
      20,301.87 shares issued and outstanding                 --             --
      Nonvoting, $.01 par value, 35,000 shares authorized,
      32,949.93 shares issued and outstanding                 --             --
      Additional paid-in capital                         115,765        115,765
      Accumulated deficit                                (82,639)       (84,687)
      Deferred compensation                                  (13)           (11)
                                                         -------        -------
                                                          60,449         58,813
                                                         -------        -------
                                                        $255,327       $258,631
                                                         -------        -------
                                                         -------        -------

         The accompanying notes are an integral part of these balance sheets.

                      DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS ENDED MARCH 31

                                      Unaudited

                    (Dollars in thousands, except per share data)


                                                      1996           1997
                                                    -------        -------

OPERATIONS:
    Net sales                                       $69,205        $71,280
    Cost of sales                                    47,894         48,278
                                                    -------        -------
    Gross profit                                     21,311         23,002

    Selling, general and administrative expenses     18,741         20,326
    Amortization of franchise costs and other
    intangibles                                         905            914
                                                    -------        -------
    Operating income                                  1,665          1,762
                                                    -------        -------

OTHER EXPENSES:
    Interest                                          3,432          4,391
    Other, net                                            9            110
                                                    -------        -------
                                                      3,441          4,501
                                                    -------        -------

LOSS BEFORE INCOME TAXES AND
  MINORITY INTEREST                                  (1,776)        (2,740)
    Income tax benefit                                  308            924
    Minority interest, net of taxes                     160            178
                                                    -------        -------

NET LOSS                                            $(1,308)       $(1,638)
                                                    -------        -------
                                                    -------        -------

EARNINGS PER COMMON SHARE                           $(31.81)       $(38.46)
                                                    -------        -------
                                                    -------        -------




           The accompanying notes are an integral part of these statements.

                      DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED MARCH 31

                                      Unaudited
                                (Dollars in thousands)


                                                          1996            1997
                                                         ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                            $(1,308)       $(1,638)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                       2,528          2,829
      Noncash interest on long-term debt                  1,074          1,312
      Change in deferred income taxes                      (252)          (859)
      Minority interest, before taxes                      (215)          (242)
      Net payments under deferred compensation plans        (20)          (175)
      Changes in current assets and liabilities:
        Receivables                                       2,783         (2,848)
        Inventories                                      (2,530)        (3,788)
        Bottles, cases and pallets, at deposit value        (94)           288
        Prepaid expenses and other                         (424)          (727)
        Accounts payable and accrued liabilities         (1,690)           513
                                                        -------         ------
           Net cash used in operating activities           (148)        (5,335)
                                                        -------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                 (3,765)        (7,226)
    Collections on note receivable                           21             --
                                                        -------         ------
      Net cash used in investing activities              (3,744)        (7,226)
                                                        -------         ------
                                                        -------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving line of credit                --          4,000
    Principal payments on long-term debt and other
    liabilities                                            (272)          (158)
                                                        -------         ------
      Net cash provided by (used in) financing
      activities                                           (272)         3,842
                                                        -------         ------


NET DECREASE IN CASH AND CASH EQUIVALENTS                (4,164)        (8,719)
CASH AND CASH EQUIVALENTS, beginning of period            7,933         12,171
                                                        -------         ------
CASH AND CASH EQUIVALENTS, end of period                 $3,769         $3,452
                                                        -------         ------
                                                        -------         ------

            The accompany notes are an integral part of these statements.

                      DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 1997

                                      Unaudited

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Delta Beverage Group, Inc. (the "Company," a Delaware corporation) and subsidiary (collectively, the "Companies") have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) which are considered necessary for a fair presentation of financial position, results of operations and cash flows as of March 31, 1997 and for all interim periods presented. These condensed interim financial statements do not include all of the financial information and disclosures required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Companies' audited consolidated financial statements and related notes thereto for the year ended December 31, 1996. Also, the results of operations for the interim periods presented may not be indicative of the results for the entire year.

2.  EARNINGS PER COMMON SHARE

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share," was issued. This statement establishes new standards for computing and presenting earnings per common share for periods ending after December 15, 1997, including interim periods. Specifically, it replaces the presentation of primary earnings per common share with a presentation of basic earnings per common share. In addition, it requires a presentation of diluted earnings per common share which is computed similarly to fully diluted earnings per common share, and a reconciliation of basic earnings per common share to diluted earnings per common share. The adoption of this statement is not expected to have any impact on the Company's computation or presentation of earnings per common share.

Earnings per common share was computed by dividing net loss, less dividends on preferred stock of $410,000 and $386,000 for the three months ended March 31, 1997 and 1996, respectively, by the weighted average number of shares of common stock. The weighted average number of shares used in computing earnings per common share was 53,251.80 as of March 31, 1997 and 1996.

3.  ACQUISITIONS

In April 1996, the Company's subsidiary acquired substantially all of the assets of Delta Distributing Company, a wholesale distributor of Miller Brewing Company alcoholic beverages in Raceland, Louisiana. The aggregate purchase price, consisting primarily of inventories and distribution rights, included approximately $1,000,000 cash and an obligation pursuant to a marketing support agreement with Miller Brewing Company's advertising agency for the general promotion of Miller products in the greater New Orleans area.
 In May 1996, the Company's subsidiary acquired for approximately $2,000,000 the franchise rights from Heineken USA to distribute Heineken beer products in the greater New Orleans area. The marketing support obligation described above has been capitalized and is being amortized.

The acquisitions described above were accounted for as purchases, and the Companies' consolidated results of operations include the results of the acquisitions since their respective purchase dates. Costs of the franchises in excess of net assets acquired of approximately $2,980,000 are being amortized evenly over 40 years.

In addition, in January 1996, the subsidiary acquired approximately $1,000,000 of Heineken beer inventory for distribution in the greater New Orleans area.

4.  LONG-TERM DEBT AND OTHER LIABILITIES

In December 1996, the Company placed $120 million of senior notes and executed a new $30 million bank revolving line of credit. The net proceeds of the debt offering were used primarily to retire the prior senior notes and the amounts outstanding under the prior revolving line of credit. The Company incurred financing fees of approximately $4,807,000 in connection with the debt placement. These fees have been capitalized and are being amortized over the terms of the related debt agreements. Deferred financing costs relating to debt retired in December 1996 of approximately $2,472,000 were written off.

In a registration statement filed with the Securities and Exchange Commission under the Securities Act of 1933 which was declared effective on February 12, 1997, the Company exchanged the $120 million of senior notes for $120 million of new senior notes. The new senior notes retain the same interest rate, maturity date and ranking as the original senior notes. The Company did not receive any cash proceeds from this transaction.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS DESCRIBES CERTAIN FACTORS AFFECTING THE RESULTS OF OPERATIONS OF DELTA BEVERAGE GROUP, INC. (THE "COMPANY") FOR THE FISCAL QUARTER ENDED MARCH 31, 1997 AND ITS FINANCIAL CONDITION AS OF MARCH 31, 1997. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S SPECIAL FINANCIAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

    CERTAIN OF THE STATEMENTS IN THE FOLLOWING DISCUSSION AND ANALYSIS CONSTITUTE FORWARD-LOOKING STATEMENTS WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FACTORS OUTSIDE THE COMPANY'S CONTROL MAY CAUSE ACTUAL RESULTS OF OPERATIONS AND FINANCIAL CONDITION TO VARY SIGNIFICANTLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENT MADE HEREIN OR IN OTHER REPRESENTATIONS MADE BY THE COMPANY'S MANAGEMENT OR BY OTHERS ON BEHALF OF THE COMPANY. PLEASE REFER TO THE COMPANY'S SPECIAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 FOR A DESCRIPTION OF THE FACTORS KNOWN TO THE COMPANY THAT MAY CAUSE ACTUAL RESULTS TO VARY.

RESULTS OF OPERATIONS

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

    The Company's primary source of revenue is sales of the Company's franchised products directly to retailers whether of package, premix or postmix configuration. Another source of revenue is contract sales which are sales, primarily of products in cans, to unaffiliated companies that hold soft drink franchises. Contract sales, which historically represent less than 10.0% of total net sales, may fluctuate from year to year, and are made at relatively low prices and gross profit margins due to the competition for such sales, and are not a primary focus of management in determining the Company's business strategy.

    Net sales excluding contract sales, for the three months ended March 31, 1997, increased by 3.9% to $66.0 million compared to $63.5 million for the same period in 1996. The increase was due in part to a 2.0% increase in franchise case sales, of which (i) 1.1% was attributable to increased sales of the Company's beer products, primarily premium brands which were acquired during the three months ended March 31, 1996 and (ii) 0.9% was attributable to increased sales of the Company's soft drink products. The increase in proportion of premium beer sales to total beer sales resulted in an increase in average unit selling prices of approximately 4.7%. There was strong consumer demand for the Company's soft drink products in convenience packages which was in part the result of expanded placement of marketing equipment. The effect of the demand for convenience packages was, however, offset by the effect of competition on net pricing in the Company's take-home soft drink packages. Contract net sales for the three months ended March 31, 1997 decreased 7.5% compared to the same period in 1996. As a result of the foregoing, net sales for the three months ended March 31, 1997 increased 3.0% to $71.3 million compared to $69.2 million for the same period in 1996.

    Cost of sales for the three months ended March 31, 1997 increased to $48.3 million compared to $47.9 million for the same period in 1996. The increase was due primarily to the 2.0% increase in franchise case sales (including the higher cost premium brand of beers) offset by a decrease in the unit prices paid by the Company for certain soft drink raw materials, primarily packaging materials and sweetener. As a percentage of net sales, cost of sales for the three months ended March 31, 1997 decreased to 67.7% compared to 69.2% for the same period in 1996. The improved margin associated with the premium brands of beer and the convenience packages of soft drinks and increased franchise case sales resulted in gross profit for the three months ended March 31, 1997 of $23.0 million or 7.9% greater than the gross profit of $21.3 million for the same period in 1996.

    Selling, general and administrative expenses for the three months ended March 31, 1997 increased to $20.3 million compared to $18.7 million for the same period in 1996. Selling, general and administrative expenses are comprised of selling, distribution and warehousing expenses ("S&D"), advertising and marketing expenses ("A&M"), and general and administrative expenses ("G&A"). All categories grew at a faster rate than sales. The apparent accelerated growth rate in these expenses is generally related to expenditures made in anticipation of higher level sales in the period of seasonal peak. S&D grew due to expenses related to increased emphasis on bulk delivery of product and placement of equipment dedicated to convenience packages of soft drinks. The level of these expenditures is expected to normalize when sales reach seasonal peaks. A&M grew due to expenses related to in-store promotions and product identity programs and the level of expenditure is expected to normalize when sales reach seasonal peaks. G&A grew faster than the rate of sales due to provision for incentive compensation plans which anticipates the attainment of a targeted level of annual performance. The level of expenditure for the incentives in 1997 is expected to exceed 1996 (on a full year basis) by approximately $1.5 million.

    As a result of the above factors, income from operations for the three months ended March 31, 1997 increased to $1.8 million or 2.5% of net sales, compared to $1.7 million, or 2.4% of net sales, for the same period in 1996. The Company's operating results are affected by seasonal demand for its products which generally results in higher sales and operating income in the second and third three month periods of each fiscal year.

    Interest expense for the three months ended March 31, 1997 increased to $4.4 million from $3.4 million for the same period in 1996. The increase was due primarily to debt related to the acquisition of additional beer territories and products in 1996 and the higher interest rates associated with the December 1996 refinancing of the Company's senior debt. However, the total debt service requirements on the Company have been reduced through elimination of current principal payments.

    Other expenses grew primarily due to a loss of $88,000 realized in liquidation of excess property in the three months ended March 31, 1997.

    As a result of the above factors, the Company had a loss before income taxes and minority interest of $2.7 million for the three months ended March 31, 1997 compared to a loss of $1.8 million for the same period in 1996.

    The Company's effective income tax rate differs from statutory rates due to several factors. The most significant factors are the non-tax-deductibility of franchise cost amortization and separate reporting of the income tax effect of minority interest. The effective income tax rate for the three months ended March 31, 1997 is greater than for the same period in 1996 because these factors are less significant to the reported pre-tax results.

    As a result of the foregoing factors, the Company had a net loss of $1.6 million for the three months ended March 31, 1997 compared to a net loss of $1.3 million for the same period in 1996. As explained above, the Company expects operating results to improve in the balance of the year due to seasonal increases in demand for its products.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The Company is highly leveraged, although there are no significant reductions in debt scheduled before December 2003. The Company's principal use of funds until 2003 will be the payment of interest and investment in capital assets and strategic acquisitions. It is expected that the Company's primary sources of funds for its future activities will be from operations. While the Company does not currently anticipate utilizing the funds available under its Credit Agreement for other than seasonal working capital requirements, such funds may be used to augment operating cash flow. Pursuant to the Credit Agreement, the Company has a borrowing capacity of up to $30.0 million, including $10.0 million available for the issuance of letters of credit. At March 31, 1997, letters of credit of $7.1 million had been issued and $4.0 million had been drawn for seasonal working capital requirements. The credit facility will mature in December 2001.

    The Company had cash of $3.5 million and working capital of $30.3 million at March 31, 1997, compared to cash of $12.2 million and working capital of $24.0 million at December 31, 1996. Working capital represents current assets (excluding cash and cash equivalents) less current liabilities (excluding advances under the Credit Agreement, current maturities of long-term debt and other long-term liabilities).

    The $8.7 million decrease in cash resulted from cash used in operations of $5.3 million (of which $3.8 million was provided by net financing activities) and cash used in investing activities activities of $7.2 million during the three months ended March 31, 1997.

    The primary use of cash for operations was the $7.4 million increase in working capital. In the same period in 1996, working capital was increased by $2.2 million as the Company was able to accelerate receipt of certain reimbursements from franchisors that are classified as receivables and held inventory build-up to a minimum. These actions were in response to an inadequate credit line that existed before the 1996 refinancing and to provide for payment of accrued interest that was due in the period.

    The increase in working capital in 1997 reflects a resumption of typical reimbursement and inventory patterns as the Company anticipates the prime selling season. However, the effect of the increase was reduced by a change in interest payment on the Company's senior debt from March to June with the 1996 refinancing.

    Cash used in investing activities of $7.2 million in the three months ended March 31, 1997 represented a $3.5 million increase over cash used in the same period of 1996 of $3.7 million. The increase in cash used is related to capital expenditures for marketing equipment related to convenience packages of soft drinks. Capital expenditures of this type will be less significant relative to operating results in the balance of fiscal 1997.

    Financing activities in the three months ended March 31, 1997 provided $3.8 million in cash which represented a $4.1 million increase in net cash provided over the $0.3 million in net cash used in the same period of 1996. This increase in net cash provided resulted from Credit Agreement advances of approximately $4.0 million for the seasonal increase in working capital.

    As a result of the above factors, the Company's cash position at March 31, 1997 declined $8.7 million to $3.5 million from $12.2 million at December 31, 1996. The decline was anticipated and reflects additional borrowing through the December 1996 refinancing with the intention of financing an increase in capital expenditures during fiscal 1997.

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

    Based on the Company's anticipated operating results, management believes that the Company's future operating activities will generate sufficient cash flows to repay borrowings under the Credit Agreement as they become due and payable. However, based on such anticipated operating results, management does not expect that the Company's future operating activities will generate sufficient cash flows to repay in their entirety the Company's Senior Notes, payable with a balance of $120.0 million at March 31, 1997, at their maturity on

December 15, 2003. While management believes that the Company will be able to refinance the Senior Notes at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

    The Company has Subordinated Notes payable with a balance of $39.2 million at March 31, 1997 which mature on December 23, 2003. However the maturity of the Subordinated Notes can be extended to December 23, 2004 and then to December 23, 2005 if any debt incurred to refinance the 1993 Senior Notes is then outstanding. The Subordinated Notes have an interest rate of 11.0% which can be paid under certain conditions with additional Subordinated Notes ("PIK Notes"). Management expects those conditions will exist at least until December 1998 and that it will make payments of such interest in PIK Notes to conserve cash. Management does not expect that the Company's future operating activities will generate sufficient cash flows to repay the Subordinated Notes at their maturity. While management believes that the Company will be able to refinance the Subordinated Notes, including any PIK Notes, at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

                                       PART II


ITEM 6   EXHIBITS AND REPORTS OR FORM 8-K

         (a)  Exhibit 12 - Statement of Computation of Per Share Earnings
              Exhibit 27 - Financial Data Schedule

         (b)  Not applicable

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 1997.


                                       DELTA BEVERAGE GROUP, INC.


                                       By: /s/ John F. Bierbaum
                                          -----------------------------------
                                       John F. Bierbaum
                                       Chief Financial Officer

                                    EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
--------      -----------

    12        Statement of Computation of Per Share Earnings

    27        Financial Data Schedule