Form 10-Q
period 1997-06-30
DELTA BEVERAGE GROUP INC
filed 1997-08-12
CIK 1029557

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q




/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997



/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                      COMMISSION FILE NUMBER
                                             -------------

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



     As of August 8, 1997, the issuer had outstanding: (i) 5,632.52 shares of Series AA Preferred Stock, $5,000 stated value, (ii) 20,301.87 shares of voting Common Stock, $.01 par value, and (iii) 32,949.93 shares of nonvoting Common Stock.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                            Page

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

     ITEM 1.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . .     1
     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . .     7

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . .    12

                                     PART I


ITEM 1.   FINANCIAL STATEMENTS

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                    Unaudited

                             (Dollars in thousands)

                                                                    December 31,            June 30,
                                                                        1996                 1997
                                                                   -----------------    ----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $  12,171            $  7,541
  Receivables, net of allowance for doubtful
    accounts of $500 and $570
      Trade                                                               16,657              21,284
      Marketing and advertising                                            5,853               4,036
      Other                                                                1,842               2,191
  Inventories, at cost                                                    14,372              18,728
  Pallets, tanks and shells, at deposit value                              5,669               5,521
  Prepaid expenses and other                                                 827               2,136
  Deferred income taxes                                                    4,131               3,652
                                                                       ---------            --------
      Total current assets                                                61,522              65,089
                                                                       ---------            --------

PROPERTY AND EQUIPMENT:
  Land                                                                     4,639               4,639
  Buildings and improvements                                              15,706              15,906
  Machinery and equipment                                                 80,527              88,693
                                                                       ---------            --------
                                                                         100,872             109,238
  Less accumulated depreciation and amortization                         (52,648)            (54,846)
                                                                       ---------            --------
                                                                          48,224              54,392
                                                                       ---------            --------

OTHER ASSETS:
  Cost of franchises in excess of net assets
    acquired, net of accumulated amortization
    of $47,007 and $48,832                                               116,336             114,450
  Deferred income taxes                                                   22,767              23,916
  Deferred financing costs and other                                       6,478               6,170
                                                                       ---------            --------
                                                                         145,581             144,536
                                                                       ---------            --------
                                                                      $  255,327          $  264,017
                                                                       ---------            --------
                                                                       ---------            --------


        The accompany notes are an integral part of these balance sheets.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                    Unaudited

                             (Dollars in thousands)

                                                                    December 31,            June 30,
                                                                        1996                 1997
                                                                   -----------------    ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt and
    other liabilities                                                     $  529            $  1,163
  Accounts payable                                                         9,038              11,319
  Accrued liabilities                                                     16,261              15,771
                                                                       ---------            --------
      Total current liabilities                                           25,828              28,253
                                                                       ---------            --------

LONG-TERM DEBT AND OTHER LIABILITIES                                     163,747             169,637

MINORITY INTEREST                                                          5,303               5,163

STOCKHOLDERS' EQUITY:
  Preferred stock:
    Series AA, $5,000 stated value, 30,000 shares
      authorized, 5,467.27 and 5,632.52 shares
      issues and outstanding                                              27,336              28,162
  Common stock:
    Voting, $.01 par value, 60,000 shares authorized,
      20,301.87 shares issued and outstanding                                  -                   -
    Nonvoting, $.01 par value, 35,000 shares authorized,
      32,949.93 shares issued and outstanding                                  -                   -
    Additional paid-in capital                                           115,765             115,765
    Accumulated deficit                                                  (82,639)            (82,953)
    Deferred compensation                                                    (13)                (10)
                                                                       ---------            --------
                                                                          60,449              60,964
                                                                       ---------            --------
                                                                      $  255,327          $  264,017
                                                                       ---------            --------
                                                                       ---------            --------


      The accompanying notes are an integral part of these balance sheets.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited

                  (Dollars in thousands, except per share data)

                                                                  Three Months Ended            Six Months Ended
                                                                        June 30                     June 30
                                                             ---------------------------  ---------------------------
                                                                  1996           1997           1996           1997
                                                             ------------   ------------  ------------   ------------
OPERATIONS:
  Net sales                                                  $  86,258      $  85,867     $  155,463     $  157,147
  Cost of sales                                                 58,689         57,437        106,583        105,715
                                                             ------------   ------------  ------------   ------------
    Gross profit                                                27,569         28,430         48,880         51,432

  Selling, general and administrative
    expenses                                                    19,376         20,291         38,117         40,617
  Amortization of franchise costs
    and other intangibles                                          901            911          1,806          1,825
                                                             ------------   ------------  ------------   ------------
    Operating income                                             7,292          7,228          8,957          8,990
                                                             ------------   ------------  ------------   ------------

OTHER (INCOME) EXPENSES:
  Interest                                                       3,486          4,515          6,918          8,906
  Other, net                                                       (33)             6            (24)           117
                                                             ------------   ------------  ------------   ------------
                                                                 3,453          4,521          6,894          9,023
                                                             ------------   ------------  ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                                         3,839          2,707          2,063            (33)
  Income tax (provision) benefit                                (1,825)          (360)        (1,517)           564
  Minority interest, net of taxes                                 (269)          (197)          (109)           (19)
                                                             ------------   ------------  ------------   ------------

NET INCOME                                                    $  1,745       $  2,150         $  437         $  512
                                                             ------------   ------------  ------------   ------------
                                                             ------------   ------------  ------------   ------------

INCOME (LOSS) PER COMMON SHARE                                $  25.41       $  32.56       $  (6.40)      $  (5.90)
                                                             ------------   ------------  ------------   ------------
                                                             ------------   ------------  ------------   ------------



        The accompanying notes are an integral part of these statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30

                                    Unaudited
                             (Dollars in thousands)


                                                                            1996                1997
                                                                       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $  437              $  512
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                        5,053               5,639
      Noncash interest on long-term debt                                   1,859               2,091
      Change in deferred income taxes                                      1,358                (670)
      Gain on dispositions of property and equipment                         (30)                (58)
      Minority interest, before taxes                                        267                 126
      Net payments under deferred compensation plans                         (33)               (219)
      Changes in current assets and liabilities:
        Receivables                                                         (586)             (3,159)
        Inventories                                                       (6,231)             (4,356)
        Pallets, tanks and shells, at deposit value                         (694)                148
        Prepaid expenses and other                                          (757)             (1,309)
        Accounts payable and accrued liabilities                           5,081               2,141
                                                                          ------              ------
          Net cash provided by operating activities                        5,724                 886
                                                                          ------              ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                    (5,225)             (9,953)
  Acquisitions of businesses                                              (1,077)                 --
  Collections on notes receivable and other                                  175                (133)
  Proceeds from sales of property and equipment                               30                  89
                                                                          ------              ------
    Net cash used in investing activities                                 (6,097)             (9,997)
                                                                          ------              ------
                                                                          ------              ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving line of credit                                   --              12,000
  Payments on revolving line of credit                                        --              (7,000)
  Principal payments on long-term debt and other
    liabilities                                                             (678)               (253)
  Cash distribution to minority interest holder                               --                (266)
                                                                          ------              ------
    Net cash provided by (used in) financing
      activities                                                            (678)              4,481
                                                                          ------              ------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,051)             (4,630)
CASH AND CASH EQUIVALENTS, beginning of period                             7,933              12,171
                                                                          ------              ------
CASH AND CASH EQUIVALENTS, end of period                                $  6,882            $  7,541
                                                                          ------              ------
                                                                          ------              ------



          The accompany notes are an integral part of these statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Delta Beverage Group, Inc. ("Delta", a Delaware corporation) and subsidiary (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) which are considered necessary for the fair presentation of results for the interim periods presented. These condensed interim financial statements do not include all of the financial information and disclosures required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended December 31, 1996. Also, the results of operations for the interim periods presented may not be indicative of the results for the entire year.

2.   INCOME (LOSS) PER COMMON SHARE

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share," was issued. This statement establishes new standards for computing and presenting earnings per common share and is effective for periods ending after December 15, 1997, including interim periods. The Company will adopt this statement effective at the 1997 year-end. Statement No. 128 will eliminate the Company's requirement to present earnings per share data.

Earnings per common share was computed by dividing net income (loss), less dividends on preferred stock, by the weighted average number of shares of common stock. Dividends on preferred stock were $826,000 and $778,000 for the six months ended June 30, 1997 and 1996, respectively, and $416,000 and $392,000 for the three months ended June 30, 1997 and 1996, respectively. The weighted average number of shares used in computing earnings per common share was 53,251.80 as of June 30, 1997 and 1996.

3.   ACQUISITIONS

In April 1996, the Company's subsidiary acquired substantially all of the assets of Delta Distributing Company, a wholesale distributor of Miller Brewing Company alcoholic beverages in Raceland, Louisiana. The aggregate purchase price, consisting primarily of inventories and distribution rights, included approximately $1,000,000 and an obligation pursuant to a marketing support agreement with Miller Brewing Company's advertising agency for the general promotion of Miller products in the greater New Orleans area. In May 1996, the Company's subsidiary acquired for approximately $2,000,000 the franchise rights from Heineken USA to distribute Heineken beer products in the greater New Orleans area. The marketing support obligation described above has been capitalized and is being amortized. As of June 30, 1996, the Company's subsidiary had paid approximately $1,077,000 of the aggregate purchase price for the above described acquisitions.

The acquisitions described above were accounted for as purchases, and the Company's consolidated results of operations include the results of the acquisitions since their respective purchase dates. Costs of the franchises in excess of net assets acquired of approximately $2,980,000 are being amortized evenly over 40 years.

4.   LONG-TERM DEBT AND OTHER LIABILITIES

In December 1996, the Company placed $120 million of new senior notes and executed a new $30 million bank revolving line of credit. The net proceeds of the debt offering were used primarily to retire the prior senior notes and the amounts outstanding under the prior revolving line of credit. The Company incurred financing fees of approximately $4,831,000 in connection with the debt placement. These fees have been capitalized and are being amortized over the terms of the related debt agreements. Deferred financing costs relating to debt retired in December 1996 of approximately $2,472,000 were written off.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS DESCRIBES CERTAIN FACTORS AFFECTING THE RESULTS OF OPERATIONS OF DELTA BEVERAGE GROUP, INC. (THE "COMPANY") FOR THE FISCAL QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 AND ITS FINANCIAL CONDITION AS OF JUNE 30, 1997. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S SPECIAL FINANCIAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

     CERTAIN OF THE STATEMENTS IN THE FOLLOWING DISCUSSION CONSTITUTE FORWARD-LOOKING STATEMENTS WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FACTORS OUTSIDE THE COMPANY'S CONTROL MAY CAUSE ACTUAL RESULTS OF OPERATIONS AND FINANCIAL CONDITION TO VARY SIGNIFICANTLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENT MADE HEREIN OR IN OTHER REPRESENTATIONS MADE BY THE COMPANY'S MANAGEMENT OR BY OTHERS ON BEHALF OF THE COMPANY. PLEASE REFER TO THE COMPANY'S SPECIAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 FOR A DESCRIPTION OF THE FACTORS KNOWN TO THE COMPANY THAT MAY CAUSE ACTUAL RESULTS TO VARY.

RESULTS OF OPERATIONS

GENERAL

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

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

     Net sales, excluding contract sales, for the three months ended June 30, 1997 decreased by 0.3% to $78.2 million compared to $78.4 million for the same period in 1996. The decrease was due in part to a 0.4% decrease in franchise case sales, of which (i) 1.0% was attributable to decreased sales of the Company's beer products (although premium brands were a greater proportion of the sales mix), and (ii) 0.6% was attributable to increased sales of the Company's soft drink products. The increase in proportion of premium beer sales to total beer sales combined with general price increases resulted in an increase in average unit selling prices of approximately 12.1% for beer. There was strong consumer demand for the Company's soft drink products in single-serve packages which was in part the result of expanded placement of marketing equipment. The effect of the demand for single-serve packages was, however, offset by the effect of competition on net pricing in the Company's take-home soft drink packages. Contract net sales for the three months ended June

30, 1997 decreased 2.5% compared to the same period in 1996. As a result of the foregoing, total net sales for the three months ended June 30, 1997 decreased 0.5% to $85.9 million compared to $86.3 million for the same period in 1996.

     Cost of sales for the three months ended June 30, 1997 decreased to $57.4 million compared to $58.7 million for the same period in 1996. The decrease was due primarily to a decrease in the unit prices paid by the Company for certain soft drink raw materials, principally packaging materials and sweetener, partially offset by the higher unit cost of purchasing beers from the breweries (including the effect of the shift to premium brands) and by the 0.4% decrease in franchise case sales. As a percentage of net sales, cost of sales for the three months ended June 30, 1997 decreased to 66.9% compared to 68.0% for the same period in 1996. The improved margin associated with the premium brands of beer and single-serve packages of soft drinks and the modest increase in soft drink franchise case sales resulted in gross profit for the three months ended June 30, 1997 of $28.4 million or 3.1% greater than the gross profit of $27.6 million for the same period in 1996.

     Selling, general and administrative expenses for the three months ended June 30, 1997 increased to $20.3 million compared to $19.4 million for the same period in 1996. Selling, general and administrative expenses are comprised of selling, distribution and warehousing expenses ("S&D"), advertising and marketing expenses ("A&M"), and general and administrative expenses ("G&A"). All categories grew at a faster rate than sales. The apparent accelerated growth rate in these expenses is generally related to expenditures made in anticipation of higher level sales in the period of seasonal peak which did not develop in the three months ended June 30, 1997 due to increased supermarket competition. S&D grew due to expenses related to increased emphasis on bulk delivery of product and placement of equipment dedicated to single-serve packages of soft drinks. The level of these expenditures is expected to normalize when sales do reach seasonal peaks.
A&M grew due to expenses related to in-store promotions and product identity programs and the level of expenditure is expected to normalize when sales do reach seasonal peaks. G&A grew faster than the rate of sales due to provisions for incentive compensation plans which anticipates the attainment of a targeted level of annual performance.

     As a result of the above factors, income from operations for the three months ended June 30, 1997 decreased to $7.2 million or 8.4% of net sales, compared to $7.3 million, or 8.5% of net sales, for the same period in 1996. The Company's operating results are affected by seasonal demand for its products which generally results in higher sales and operating income in the second and third quarter of each fiscal year.

     Interest expense for the three months ended June 30, 1997 increased to $4.5 million from $3.5 million for the same period in 1996. The increase was due primarily to additional debt related to the acquisition of additional beer territories and products in 1996 and the higher interest rates associated with the December 1996 refinancing of the Company's senior debt. However, the total debt service requirements on the Company have been reduced through elimination of current principal payments.

     As a result of the above factors, the Company had income before income taxes and minority interest of $2.7 million for the three months ended June 30, 1997 compared to $3.8 million for the same period in 1996.

     The Company's effective income tax rate differs from statutory rates primarily due to the non-tax-deductibility of franchise costs amortization.

     As a result of the foregoing factors, the Company had net income of $2.2 million for the three months ended June 30, 1997 compared to net income of $1.7 million for the same period in 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     Net sales, excluding contract sales, for the six months ended June 30, 1997 increased by 1.6% to $144.2 million compared to $141.9 million for the same period in 1996. The increase was due in part to a 0.7% increase in soft-drink franchise case sales. Beer franchise case sales were equal to the prior six months but premium brands were a greater proportion of the sales mix. The increase in proportion of premium beer sales to total beer sales combined with general price increases resulted in an increase in average unit selling prices of approximately 8.9% for beer. There was strong consumer demand for the Company's soft drink products in single-serve packages which was in part the result of expanded placement of marketing equipment. The effect of the demand for single-serve packages was, however, partially offset by the effect of competition on net pricing in the Company's take-home soft drink packages. Contract net sales for the six months ended June 30, 1997 decreased 5.1% compared to the same period in 1996. As a result of the foregoing, total net sales for the six months ended June 30, 1997 increased 1.1% to $157.1 million compared to $155.5 million for the same period in 1996.

     Cost of sales for the six months ended June 30, 1997 decreased to $105.7 million compared to $106.6 million for the same period in 1996. The decrease was due primarily to a decrease in the unit prices paid by the Company for certain soft drink raw materials, principally packaging materials and sweetener, partially offset by the higher unit cost of purchasing beers from the breweries (including the effect of the shift to premium brands) and by the 0.7% decrease in franchise case sales. As a percentage of net sales, cost of sales for the six months ended June 30, 1997 decreased to 67.3% compared to 68.6% for the same period in 1996. The improved margin associated with the premium brands of beer and single-serve packages of soft drinks and the modest increase in soft drink franchise case sales resulted in gross profit for the six months ended June 30, 1997 of $51.4 million or 5.2% greater than the gross profit of $48.9 million for the same period in 1996.

     Selling, general and administrative expenses for the six months ended June 30, 1997 increased to $40.6 million compared to $38.1 million for the same period in 1996. All categories grew at a faster rate than sales. The apparent accelerated growth rate in these expenses is generally related to expenditures made in anticipation of higher level sales in the period of seasonal peak which did not develop in the six months ended June 30, 1997 due to increased supermarket competition. S&D grew due to expenses related to increased emphasis on bulk delivery of product and placement of equipment dedicated to single-serve packages of soft drinks. The level of these expenditures is expected to normalize when sales do reach seasonal peaks.
A&M grew due to expenses related to in-store promotions and product identity programs and the level of expenditure is expected to normalize when sales do reach seasonal peaks. G&A grew faster than the rate of sales due to provisions for incentive compensation plans which anticipates the attainment of a targeted level of annual performance.

     As a result of the above factors, income from operations for the six months ended June 30, 1997 remained at $9.0 million or 5.7% of net sales, compared to 5.8% of net sales for the same period in 1996. The Company's operating results are affected by seasonal demand for its products which generally results in higher sales and operating income in the second and third quarter of each fiscal year.

     Interest expense for the six months ended June 30, 1997 increased to $8.9 million from $6.9 million for the same period in 1996. The increase was due primarily to additional debt related to the acquisition of additional beer territories and products in 1996 and the higher interest rates associated with the December 1996 refinancing of the Company's senior debt. However, the total debt service requirements on the Company have been reduced through elimination of current principal payments.

     As a result of the above factors, the Company had a loss before income taxes and minority interest of $33 thousand for the six months ended June 30, 1997 compared to income before income taxes and minority interest of $2.1 million for the same period in 1996.

     The Company's effective income tax rate differs from statutory rates primarily due to the non-tax-deductibility of franchise costs amortization.

     As a result of the foregoing factors, the Company had net income of $512 thousand for the six months ended June 30, 1997 compared to net income of $437 thousand for the same period in 1996.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company is highly leveraged, although there are no significant reductions in debt scheduled before December 2003. The Company's principal use of funds until 2003 will be the payment of interest and investment in capital assets and strategic acquisitions. It is expected that the Company's primary sources of funds for its future activities will be funds from operations. While the Company does not currently anticipate utilizing the funds available under its Credit Agreement for other than seasonal working capital requirements, such funds may be used to augment operating cash flow. Pursuant to the Credit Agreement, the Company has a borrowing capacity of up to $30.0 million, including $10.0 million available for the issuance of letters of credit. At June 30, 1997, letters of credit of $7.1 million have been issued and $5.0 million had been drawn for seasonal working capital requirements. The credit facility will mature in 2001.

     The Company had cash of $7.5 million and working capital of $30.5 million at June 30, 1997, compared to cash of $12.2 million and working capital of $24.0 million at December 31, 1996. Working capital represents current assets (excluding cash and cash equivalents) less current liabilities (excluding advances under the Credit Agreement and current maturities of long-term debt and other long-term liabilities).

     The $4.6 million decrease in cash from December 31, 1996 to June 30, 1997 resulted from net cash provided by operations of $0.9 million and augmented by $4.5 million from net financing activities less cash used in investing activities of $10.0 million during the six months ended June 30, 1997. The cash provided by operations was net of a $7.2 million increase in working capital. In the same period in 1996, working capital increased by only $1.8 million as the Company was able to accelerate receipt of certain reimbursements from franchisors that are classified as receivables and hold inventory build-up to a minimum. These actions were in response to an inadequate credit line that existed before the 1996 refinancing and to provide for payment of accrued interest that was due in the period. The increase in working capital in 1997 reflects a resumption of typical reimbursement and inventory patterns as the Company anticipates the prime selling season.

     Cash used in investing activities of $10.0 million in the six months ended June 30, 1997 represented a $3.9 million increase over cash used in the same period of 1996. The increase in cash used was primarily related to capital expenditures for marketing equipment related to single-serve packages of soft drinks. Capital expenditures of this type will be less significant in the balance of fiscal 1997.

     Financing activities in the six months ended June 30, 1997 provided $4.5 million in net cash which represented a $5.2 million increase over the $0.7 million in net cash used in the same period of 1996. This increase in net cash provided resulted primarily from Credit Agreement advances of approximately $5.0 million.

     Management believes that the Company's production facilities will be sufficient to meet anticipated unit growth for the next several years. Accordingly, management anticipates that capital expenditures in respect of such facilities will consist of expenditures to maintain operating efficiency. Capital expenditures will be required primarily for the Company's automobile and truck fleet, vending machines, and routine plant, bottling, and canning equipment additions or maintenance. During the six months ended June 30, 1997 and 1996, capital expenditures totaled $10.0 million and $5.2 million respectively. The Company anticipates that capital expenditures will total approximately $10.0 million to $12.0 million for each of the years 1997 and 1998.

     Based on the Company's anticipated operating results, management believes that the Company's future operating activities will generate sufficient cash flows to repay borrowings under the Credit Agreement as they become due and payable. However, based on such anticipated operating results, management does not expect that the Company's future operating activities will generate sufficient cash flows to repay in their entirety its $120.0 million of Senior Notes payable at their maturity on December 15, 2003. While management believes that the Company will be able to refinance the Senior Notes at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

     The Company has Subordinated Notes payable with a balance of $41.4 million at June 30, 1997 and which mature on December 23, 2003. However the maturity of the Subordinated Notes can be extended to December 23, 2004 and then to December 23, 2005 if any debt incurred to refinance the 1993 Senior Notes is then outstanding. The Subordinated Notes have an interest rate of 11.0% which can be paid under certain conditions with additional Subordinated Notes ("PIK Notes"). Management expects those conditions will exist at least until December 1998 and that it will make payments of interest in PIK Notes to conserve cash. Management does not expect that the Company's future operating activities will generate sufficient cash flows to repay the Subordinated Notes at their maturity. While management believes that the Company will be able to refinance the Subordinated Notes, including any PIK Notes, at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

                                     PART II


ITEM 6.   EXHIBITS AND REPORTS OR FORM 8-K

          (a)  Exhibit 12 - Statement of Computation of Per Share Earnings
               Exhibit 27 - Financial Data Schedule

          (b)  Not applicable

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 1997.


                                   DELTA BEVERAGE GROUP, INC.


                                   By: /s/ John F. Bierbaum
                                      ----------------------------------
                                           John F. Bierbaum
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number         Description
------         -----------
  12           Statement of Computation of Per Share Earnings
  27           Financial Data Schedule