Form 10-Q
period 1997-09-30
DELTA BEVERAGE GROUP INC
filed 1997-11-13
CIK 1029557

===============================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                  -----------------

                                      FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997



/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                          COMMISSION FILE NUMBER _________


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



    As of November 10, 1997, the issuer had outstanding: (i) 5,717.01 shares of Series AA Preferred Stock, $5,000 stated value, (ii) 20,301.87 shares of voting Common Stock, $.01 par value, and (iii) 32,949.93 shares of nonvoting Common Stock.



===============================================================================

                                  TABLE OF CONTENTS


                                                                                 Page
                                                                                 ----

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1

    ITEM 1.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .        1
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . .      7

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .       11



                                        PART I

ITEM 1.  FINANCIAL STATEMENTS

                      DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS

                                      Unaudited
                                (Dollars in thousands)

                                              DECEMBER 31,   SEPTEMBER 30,
                                                  1996           1997
                                             -------------   ------------

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                 $ 12,171       $ 10,099
    Receivables, net of allowance for
       doubtful accounts of $500 and $627
             Trade                              16,657         20,086
             Marketing and advertising           5,853          6,569
             Other                               1,842          1,810
    Inventories, at cost                        14,372         17,765
    Pallets, tanks and shells, at deposit value  5,669          5,998
    Prepaid expenses and other                     827          2,219
    Deferred income taxes                        4,131          4,080
                                            ----------      ---------
               Total current assets             61,522         68,626
                                            ----------      ---------

PROPERTY AND EQUIPMENT:
    Land                                         4,639          4,639
    Buildings and improvements                  15,706         16,058
    Machinery and equipment                     80,527         89,998
                                            ----------      ---------
                                               100,872        110,695
    Less accumulated depreciation and
       amortization                            (52,648)       (56,627)
                                            ----------      ---------
                                                48,224         54,068
                                            ----------      ---------

OTHER ASSETS:
    Cost of franchises in excess of net assets
       acquired, net of accumulated
       amortization  of $47,007 and $49,741    116,336        113,540
    Deferred income taxes                       22,767         19,548
    Deferred financing costs and other           6,478          6,031
                                            ----------      ---------
                                               145,581        139,119
                                            ----------      ---------
                                             $ 255,327      $ 261,813
                                            ----------      ---------
                                            ----------      ---------




          The accompany notes are an integral part of these balance sheets.

                      DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                      Unaudited
                                (Dollars in thousands)

                                                            DECEMBER 31,   SEPTEMBER 30,
                                                               1996           1997
                                                           -------------   -----------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt and
      other liabilities                                         $ 529        $ 1,135
    Accounts payable                                            9,038         11,596
    Accrued liabilities                                        16,261         18,972
                                                             --------        -------
               Total current liabilities                       25,828         31,703
                                                             --------        -------

LONG-TERM DEBT AND OTHER LIABILITIES                          163,747        165,198

MINORITY INTEREST                                               5,303          5,184

STOCKHOLDERS' EQUITY:
    Preferred stock:
       Series AA, $5,000 stated value, 30,000 shares
         authorized, 5,467.27 and 5,717.01 shares
         issued and outstanding                                27,336         28,585
    Common stock:
       Voting, $.01 par value, 60,000 shares authorized,
         20,301.87 shares issued and outstanding                 --             --
       Nonvoting, $.01 par value, 35,000 shares authorized,
         32,949.93 shares issued and outstanding                 --             --
       Additional paid-in capital                             115,765        115,765
       Accumulated deficit                                    (82,639)       (84,614)
       Deferred compensation                                      (13)            (8)
                                                             --------        -------
                                                               60,449         59,728
                                                             --------        -------
                                                            $ 255,327      $ 261,813
                                                             --------        -------
                                                             --------        -------



         The accompanying notes are an integral part of these balance sheets.

                      DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Unaudited
                    (Dollars in thousands, except per share data)

                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30         SEPTEMBER 30
                                       -------------------- -------------------
                                          1996     1997      1996        1997
                                       -------- ---------  --------  ----------

OPERATIONS:
    Net sales                         $ 84,424  $ 89,370  $ 239,887  $ 246,517
    Cost of sales                       57,832    60,040    164,415    165,755
                                       -------- ---------  --------  ----------
           Gross profit                 26,592    29,330     75,472     80,762

    Selling, general and administrative
       expenses                         19,984    21,054     58,101     61,672
    Amortization of franchise costs
       and other intangibles               937       910      2,743      2,734
                                       -------- ---------  --------  ----------
           Operating income              5,671     7,366     14,628     16,356
                                       -------- ---------  --------  ----------

OTHER (INCOME) EXPENSES:
    Interest                             4,368     4,510     11,286     13,416
    Other, net                             (22)      (97)       (46)        20
                                       -------- ---------  --------  ----------
                                         4,346     4,413     11,240     13,436
                                       -------- ---------  --------  ----------

INCOME BEFORE INCOME TAXES
   AND MINORITY INTEREST                 1,325     2,953      3,388      2,920
    Income tax provision                  (745)   (4,037)    (2,262)    (3,473)
    Minority interest, net of taxes        (91)     (154)      (200)      (173)
                                       -------- ---------  --------  ----------

NET INCOME (LOSS)                        $ 489  $ (1,238)     $ 926     $ (726)
                                       -------- ---------  --------  ----------
                                       -------- ---------  --------  ----------

INCOME (LOSS) PER COMMON SHARE          $ 1.71  $ (31.19)   $ (4.69)  $ (37.09)
                                       -------- ---------  --------  ----------
                                       -------- ---------  --------  ----------


           The accompanying notes are an integral part of these statements.

                      DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                      Unaudited
                                (Dollars in thousands)



                                                      1996             1997
                                                   ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                  $ 926          $ (726)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depreciation and amortization                  7,594           8,390
        Noncash interest on long-term debt             3,325           4,054
        Change in deferred income taxes                2,040           3,270
        Minority interest, before taxes                  412             375
        Net expense (payments) under deferred
          compensation plans                             (61)            408
        Changes in current assets and liabilities:
          Receivables                                  4,329          (4,113)
          Inventories                                 (2,200)         (3,393)
          Pallets, tanks and shells, at deposit value   (913)           (329)
          Prepaid expenses and other                    (487)         (1,392)
          Accounts payable and accrued
            liabilities                               (1,792)          3,824
                                                    --------       ---------
            Net cash provided by operating
               activities                             13,173          10,368
                                                    --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                              (6,922)        (11,583)
    Acquisitions of businesses                        (1,028)              -
    Purchase of franchise rights                        (997)              -
    Collections on notes receivable                      110               -
    Proceeds from sales of property and equipment          -             144
                                                    --------       ---------
           Net cash used in investing activities      (8,837)        (11,439)
                                                    --------       ---------
                                                    --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving line of credit              -          12,000
    Payments on revolving line of credit                   -         (12,000)
    Principal payments on long-term debt and other
      liabilities                                     (7,514)           (507)
    Payments of deferred financing costs              (1,005)              -
    Cash distribution to minority interest holder          -            (494)
                                                    --------       ---------
             Net cash used in financing activities    (8,519)         (1,001)
                                                    --------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (4,183)         (2,072)
CASH AND CASH EQUIVALENTS, beginning of period         7,933          12,171
                                                    --------       ---------
CASH AND CASH EQUIVALENTS, end of period             $ 3,750        $ 10,099
                                                    --------       ---------
                                                    --------       ---------



            The accompany notes are an integral part of these statements.

                      DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      Unaudited

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Delta Beverage Group, Inc. ("Delta," a Delaware corporation) and subsidiary (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) which are considered necessary for the fair presentation of results for the interim periods presented. These condensed interim financial statements do not include all of the financial information and disclosures required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended December 31, 1996. Also, the results of operations for the interim periods presented may not be indicative of the results for the entire year.

2.  RECLASSIFICATIONS

Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

3.  INCOME (LOSS) PER COMMON SHARE

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

Earnings per common share was computed by dividing net income (loss), less dividends on preferred stock, by the weighted average number of shares of common stock. Dividends on preferred stock were $1,249,000 and $1,176,000 for the nine months ended September 30, 1997 and 1996, respectively, and $423,000 and $398,000 for the three months ended September 30, 1997 and 1996, respectively. The weighted average number of shares used in computing earnings per common share was 53,251.80 as of September 30, 1997 and 1996, respectively.

4.  ACQUISITIONS

In April 1996, the Company's subsidiary acquired substantially all of the assets of Delta Distributing Company, a wholesale distributor of Miller Brewing Company alcoholic beverages in Raceland, Louisiana. The aggregate purchase price, consisting primarily of inventories and distribution rights, included approximately $1,000,000 in cash and an obligation, pursuant to a marketing support agreement with Miller Brewing Company's advertising agency, for the general promotion of Miller products in the greater New Orleans area.
 In May 1996, the Company's subsidiary acquired for approximately $2,000,000 the franchise rights from Heineken USA to distribute Heineken beer products in the greater New Orleans area. The marketing support obligation described above has been capitalized and is being amortized. As of September 30, 1996, the Company's subsidiary had paid approximately $2,025,000 of the aggregate purchase price for the above described acquisitions.

The acquisitions described above were accounted for as purchases, and the Company's consolidated results of operations include the results of the acquisitions since their respective purchase dates. Costs of the franchises in excess of net assets acquired of approximately $2,980,000 are being amortized evenly over 40 years.

5.  LONG-TERM DEBT AND OTHER LIABILITIES

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

Pursuant to a registration statement filed with the Securities and Exchange Commission under the Securities Act of 1933, which was declared effective on February 12, 1997, the Company exchanged the $120 million of senior notes for $120 million of new senior notes. The new senior notes retain the same interest rate, maturity date and ranking as the original senior notes. The Company did not receive any cash proceeds from this transaction.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          THE FOLLOWING DISCUSSION AND ANALYSIS DESCRIBES CERTAIN FACTORS AFFECTING THE RESULTS OF OPERATIONS OF DELTA BEVERAGE GROUP, INC. ("THE COMPANY") FOR THE FISCAL QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND ITS FINANCIAL CONDITION AS OF SEPTEMBER 30, 1997. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S SPECIAL FINANCIAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

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

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

          Net sales, excluding contract sales, for the three months ended September 30, 1997 increased by 5.2% to $82.0 million compared to $78.0 million for the same period in 1996. The increase was primarily due to a 5.6% increase in franchise case sales of the Company's soft drink products. There was strong consumer demand for the Company's soft drink products in single-serve packages as the result of expanded placement of marketing equipment. This demand for single-serve packages was accompanied by a 2.9% increase in franchise case sales of the Company's take-home soft drink packages. The soft drink volume gains were achieved at pricing levels consistent with the same period in 1996. Net sales from the Company's beer products were essentially unchanged in the third quarter of 1997 compared to the same period in 1996 as the effect of unit volume gains in below premium priced brands was offset by lower pricing. Contract net sales for the three months ended September 30, 1997 increased 14.3% compared to the same period in 1996. As a result of the foregoing, total net sales for the three months ended September 30, 1997 increased 5.9% to $89.4 million compared to $84.4 million for the same period in 1996.

          Cost of sales for the three months ended September 30, 1997 increased to $60.0 million compared to $57.8 million for the same period in 1996. This increase was primarily due to the increases in franchise case sales, partially offset by a decrease in the unit prices paid by the Company for certain soft drink raw materials, principally packaging materials and sweetener. As a percentage of net sales, cost of sales for the three months ended September 30, 1997 decreased to 67.2% compared to 68.5% for the same period in 1996. The improved margin associated with the single-serve packages of soft drinks, and the 5.6% increase in soft drink franchise case sales, resulted in gross profit for the three months ended September 30, 1997 of $29.3 million or 10.2% greater than the gross profit of $26.6 million for the same period in 1996.

          Selling, general and administrative expenses for the three months ended September 30, 1997 increased to $21.1 million compared to $20.0 million for the same period in 1996. Selling, general and administrative expenses are comprised of selling, distribution and warehousing expenses ("S&D"), advertising and marketing expenses ("A&M"), and general and administrative expenses ("G&A"). All categories grew at a rate consistent with sales growth, reflecting the effect of leveraging fixed costs against higher unit volumes, partially offset by increases in S&D due to expenses related to, and placement of equipment dedicated to, single-serve packages of soft drinks.
In addition, this rate of growth also reflected increases in G&A due to provisions for incentive compensation plans which anticipate the attainment of a targeted level of annual performance. The level of expenditure for such incentives in 1997 is expected to exceed comparable expenditures during 1996 (on a full year basis) by approximately $1.7 million.

          As a result of the above factors, income from operations for the three months ended September 30, 1997 increased to $7.4 million, or 8.2% of net sales, compared to $5.7 million, or 6.7% of net sales, for the same period in 1996. The Company's operating results are affected by seasonal demand for its products which generally results in higher sales and operating income in the second and third quarter of each fiscal year.

          Interest expense for the three months ended September 30, 1997 increased to $4.5 million from $4.4 million for the same period in 1996. The increase was due primarily to the higher interest rates associated with the December 1996 refinancing of the Company's senior debt. However, the total debt service requirements of the Company have been reduced through elimination of current principal payments on senior indebtedness.

          As a result of the above factors, the Company had income before income taxes and minority interest of $3.0 million for the three months ended September 30, 1997 compared to $1.3 million for the same period in 1996.

          The Company's effective income tax rate differs from statutory rates primarily due to the non-tax-deductibility of franchise cost amortization and, in interim periods of a fiscal year, due to the application of a projected annual effective income tax rate.

          As a result of the foregoing factors, the Company had a net loss of $1.2 million for the three months ended September 30, 1997 compared to net income of $489 thousand for the same period in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

          Net sales, excluding contract sales, for the nine months ended September 30, 1997, increased by 2.8% to $226.2 million compared to $219.9 million for the same period in 1996. The increase was primarily due to a 2.6% increase in aggregate franchise case sales. The majority of the increase in franchise case sales came in single-serve soft drink packages, but unit volume of take home soft drink and beer packages also increased. Pricing for all soft drink packages was relatively consistent with the same period of the prior year and beer pricing increased 2.1% reflecting industry trends and an increase in the proportion of premium beer sales to total beer sales. Contract net sales for the nine months ended September 30, 1997 increased 1.9% compared to the same period in 1996. As a result of the foregoing, total net sales for the nine months ended September 30, 1997 increased 2.7% to $246.5 million compared to $239.9 million for the same period in 1996.

          Cost of sales for the nine months ended September 30, 1997 increased to $165.8 million compared to $164.4 million for the same period in 1996. The increase was primarily due to the increases in franchise case sales, partially offset by a decrease in the unit prices paid by the Company for certain soft drink raw materials, principally packaging materials and sweetener. As a percentage of net sales, cost of sales for the nine months ended September 30, 1997 decreased to 67.2% compared to 68.5% for the same period in 1996. The improved margin associated with single-serve packages of soft drinks, and the increase in franchise case sales, resulted in gross profit for the nine months ended September 30, 1997 of $80.8 million or 7.0% greater than the gross profit of $75.5 million for the same period in 1996.

          Selling, general and administrative expenses for the nine months ended September 30, 1997 increased to $61.7 million compared to $58.1 million for the same period in 1996. All categories grew at a rate consistent with sales growth, reflecting the effect of leveraging fixed costs against higher unit volumes, partially offset by increases in S&D due to expenses related to, and placement of equipment dedicated to, single-serve packages of soft drinks. In addition, this rate of growth also reflected increases in G&A due to provisions for incentive compensation plans which anticipate the attainment of a targeted level of annual performance. The level of expenditure for such incentives in 1997 is expected to exceed comparable expenditures during 1996 (on full year basis) by approximately $1.7 million.

          As a result of the above factors, income from operations for the nine months ended September 30, 1997 increased to $16.4 million or 6.6% of net sales, compared to $14.6 million or 6.1% of net sales for the same period in 1996. The Company's operating results are affected by seasonal demand for its products which generally results in higher sales and operating income in the second and third quarter of each fiscal year.

          Interest expense for the nine months ended September 30, 1997 increased to $13.4 million from $11.3 million for the same period in 1996. The increase was due primarily to additional debt related to the acquisition of additional beer territories and products in 1996 and the higher interest rates associated with the December 1996 refinancing of the Company's senior debt. However, the total debt service requirements of the Company have been reduced through elimination of current principal payments.

          As a result of the above factors, the Company had income before income taxes and minority interest of $2.9 million for the nine months ended September 30, 1997 compared to income before income taxes and minority interest of $3.4 million for the same period in 1996.

          The Company's effective income tax rate differs from statutory rates primarily due to the non-tax-deductibility of franchise cost amortization and, in interim periods of a fiscal year due to the application of a projected annual effective income tax rate.

          As a result of the foregoing factors, the Company had a net loss of $726 thousand for the nine months ended September 30, 1997 compared to net income of $926 thousand for the same period in 1996.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          The Company is highly leveraged and there are no significant reductions in debt scheduled before December 2003. The Company's principal use of funds until 2003 will be the payment of interest and investment in capital assets and strategic acquisitions. It is expected that the Company's primary sources of funds for its future activities will be funds from operations. While the Company does not currently anticipate utilizing the funds available under its Credit Agreement for other than seasonal working capital requirements, such funds may be used to augment operating cash flow. Pursuant to the Credit Agreement, the Company has a borrowing capacity of up to $30.0 million, including $10.0 million available for the issuance of letters of credit. At September 30, 1997, letters of credit of $7.1 million have been issued and the Credit Agreement has not been drawn upon. The Credit Facility will mature in 2001.

          The Company had cash of $10.1 million and working capital of $28.0 million at September 30, 1997, compared to cash of $12.2 million and working capital of $24.0 million at December 31, 1996. Working capital represents current assets (excluding cash and cash equivalents) less current liabilities (excluding advances under the Credit Agreement and current maturities of long-term debt and other liabilities).

          The $2.1 million decrease in cash from December 31, 1996 to September 30, 1997 resulted from net cash provided by operations of $10.4 million less cash used in investing activities of $11.4 million and less cash used in financing activities of $1.0 million during the nine months ended September 30, 1997. The cash provided by operations was net of a $5.4 million increase in working capital. During the same period in 1996, working capital remained approximately level as the Company was able to accelerate receipt of certain reimbursements from franchisors that are classified as receivables and held inventory build-up to a minimum. Such actions were taken in 1996 to respond to an inadequate credit line that existed before the 1996 refinancing and to provide for payment of accrued interest that was due in the period. The increase in working capital in 1997 reflects a resumption of typical reimbursement and inventory patterns.

          Cash used in investing activities of $11.4 million in the nine months ended September 30, 1997 represented a $2.6 million increase in cash used during the same period of 1996. The increase in cash used was primarily related to capital expenditures for marketing equipment related to single-serve packages of soft drinks. Capital expenditures of this type will be less significant in the balance of fiscal 1997.

          Financing activities in the nine months ended September 30, 1997 required $1.0 million in net cash which represented a $7.5 million decrease over the $8.5 million in net cash used during the same period of 1996. The reduction in cash used was the result of relief from principal reductions and expenses related to senior debt.

          Management believes that the Company's production facilities will be sufficient to meet anticipated unit growth for the next several years. Accordingly, management anticipates that capital expenditures in respect of such facilities will consist of expenditures to maintain operating efficiency. Capital expenditures will be required primarily for the Company's automobile and truck fleet, vending machines, and routine plant, bottling, and canning equipment additions or maintenance. During the nine months ended September 30, 1997 and 1996, capital expenditures totaled $11.6 million and $6.9 million, respectively. The Company anticipates that capital expenditures will total approximately $10.0 million to $15.0 million for each of the years 1997 and 1998.

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

          The Company has Subordinated Notes payable with a balance of $41.4 million at September 30, 1997 and which mature on December 23, 2003. However the maturity of the Subordinated Notes can be extended to December 23, 2004 and then to December 23, 2005 if any debt incurred to refinance the 1993 Senior Notes is then outstanding. The Subordinated Notes have an interest rate of 11.0% which can be paid under certain conditions with additional Subordinated Notes ("PIK Notes"). Management expects those conditions will exist at least until December 1998 and that it will make payments of interest in PIK Notes to conserve cash. Management does not expect that the Company's future operating activities will generate sufficient cash flows to repay the Subordinated Notes at their maturity. While management believes that the Company will be able to refinance the Subordinated Notes, including any PIK Notes, at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

                                   PART II

ITEM 6.   EXHIBITS AND REPORTS OR FORM 8-K

     (a)  Exhibit 11 - Statement of Computation of Per Share Earnings
          Exhibit 27 - Financial Data Schedule

     (b)  Not applicable

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 1997.





                                       DELTA BEVERAGE GROUP, INC.


                                       By: /s/ John F. Bierbaum
                                          -----------------------------------
                                             John F. Bierbaum
                                             Chief Financial Officer

                                    EXHIBIT INDEX


 EXHIBIT
 NUMBER         DESCRIPTION
--------        -----------

     11         Statement of Computation of Per Share Earnings

     27         Financial Data Schedule