Form 10-K
period 1997-12-31
DELTA BEVERAGE GROUP INC
filed 1998-03-31
CIK 1029557

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                  _________________

                                      FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     As of March 30, 1998, the Registrant had outstanding: (i) 5,802.77 shares of Series AA Preferred Stock, $5,000 stated value, (ii) 20,301.87 shares of voting Common Stock, $0.01 par value, and (iii) 32,949.93 shares of nonvoting Common Stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  TABLE OF CONTENTS
                                  -----------------


                                                                           Page
                                                                           ----

CAUTIONARY STATEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

PART I     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

      ITEM 1    BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . .    7
      ITEM 2    PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . .   18
      ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .   18
      ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . .   18

PART II    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

      ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . .   19
      ITEM 6    SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . .   20
      ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . .   21
      ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   26
      ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . .   27
      ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . .   46
PART III   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   47

      ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . .   47
      ITEM 11   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . .   50
      ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . .   54
      ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . .   55

PART IV    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   58

      ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . .   58

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   60

INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   61

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

SIGNIFICANT LEVERAGE AND DEBT SERVICE

    Issuance of $120.0 million principal amount (the "Debt Offering") of 9-3/4% Senior Notes Due 2003 (the "Notes"), retirement of certain existing indebtedness of the Company and the consummation of the transaction contemplated in the Credit Agreement (the "Credit Agreement"), dated December 16, 1996, by and among the Company, NationsBank, N.A. and other lending institutions (collectively, the "Financing Transactions"), have heightened the Company's highly leveraged status. At December 31, 1997, the Company had total consolidated outstanding long term debt of approximately $170.4 million, of which approximately $126.8 million was Senior Indebtedness (as defined herein) and approximately $43.6 million was subordinated debt. In addition, subject to the restrictions in the Credit Agreement and the Indenture (the "Indenture"), dated December 17, 1996, between the Company and Norwest Bank Minnesota, National Association, as trustee, relating to the Notes, the Company may incur certain additional indebtedness from time to time, which may include additional Notes to be issued by the Company in the future under the Indenture. At December 31, 1997, the Company had borrowing capacity of up to $30.0 million under the Credit Agreement, including $10.0 million available thereunder for the issuance of letters of credit, of which $9.1 million had been issued.

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

    The Company's ability to pay interest on the Notes and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of borrowings under the Credit Agreement or any successor credit facilities. The Company will require substantial amounts of cash to fund scheduled payments of principal and interest on its outstanding indebtedness as well as future capital expenditures and any increased working capital requirements. If the Company is unable to meet its cash requirements out of cash flow from operations and its available borrowings, there can be no assurance that it will be able to obtain alternative financing or that it will be permitted to do so under the terms of the Indenture or the Credit Agreement. In the absence of such financing, the Company's ability to respond to changing business and economic conditions, to absorb adverse operating results, to fund capital expenditures or to make future acquisitions may be adversely affected. In addition, actions taken by the lending banks under the Credit Agreement are not subject to approval by the holders of the Notes. Moreover, the principal balance of the Company's 11% subordinated notes is due in December 2003 (the "Subordinated Notes"). Finally, it is anticipated that in order to pay the principal balance of the Notes due at maturity, the Company will be required to obtain alternative financing. There can be no assurance, however, that the Company will be able to refinance the Notes at maturity, and the inability to refinance the Notes would likely have a material adverse effect on the Company and on the market value and marketability of the Notes.

    Borrowings under the Credit Agreement bear interest at floating rates. Increases in interest rates on such borrowings could adversely affect the financial condition or results of operations of the Company. Increases in interest rates could negatively impact the ability of the Company to meet its debt service obligations, including its obligations under the Notes and the Subordinated Notes.

UNSECURED STATUS OF THE NOTES

    The Notes are not secured by any of the assets of the Company or its subsidiaries. At December 31, 1997, the Company had borrowing capacity of up to $30.0 million under the Credit Agreement, including $10.0 million available thereunder for the issuance of letters of credit, of which $9.1 million had been issued. The indebtedness pursuant to the Credit Agreement is secured by a first priority, perfected security interest in the Company's, and any future guarantor's, accounts receivable and inventory. In addition, as of December 31, 1997, the Company had approximately $300,000 of other secured indebtedness outstanding. Despite being senior indebtedness of the Company, ranking PARI PASSU with all other unsubordinated, unsecured indebtedness of the Company, the Notes are effectively subordinated to the indebtedness incurred pursuant to the Credit Agreement and such other indebtedness to the extent of such security interests. In the event of bankruptcy, liquidation, reorganization or other winding up of the Company, the assets of the Company will be available to pay the Company's obligations under the Notes and its other unsecured debt only after all of the Company's obligations under the Credit Agreement and its other secured indebtedness have been paid in full.

EFFECTIVE SUBORDINATION TO CREDITORS OF THE COMPANY'S NON-GUARANTOR
SUBSIDIARIES

    The creditors of the Company (including the holders of the Notes) effectively rank, or will rank, junior to all creditors (including unsecured creditors) of the Company's subsidiaries (other than any subsidiary that guarantees the Notes (a "Guaranteeing Subsidiary")) with respect to the assets of such subsidiaries notwithstanding that the Notes are senior obligations of the Company. At December 31, 1997, there are no Guaranteeing Subsidiaries with respect to the Notes. Any right of the Company or a Guaranteeing Subsidiary to receive the assets of any of its respective subsidiaries which are not Guaranteeing Subsidiaries upon liquidation or reorganization of such subsidiary (and the consequent right of the holders of the Notes to participate in those assets) will be effectively subordinated to the claims of that subsidiary's creditors (including trade creditors), except to the extent that the Company or such Guaranteeing Subsidiary is itself recognized as a creditor of such subsidiary, in which case the claims of the Company or such Guaranteeing Subsidiary would still be subordinated to any security interests in the assets of such subsidiary in favor of another creditor and subordinated to any indebtedness of such subsidiary senior to that held by the Company or such Guaranteeing Subsidiary. As of December 31, 1997, the aggregate amount of indebtedness of the Company's subsidiaries to which the holders of the Notes were effectively subordinated was approximately $3.2 million.

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

DEPENDENCE ON PEPSICO AND MILLER PRODUCTS

    For the year ended December 31, 1997, approximately 78% of the Company's soft drink sales were derived from the sale of PepsiCo, Inc. ("PepsiCo") products pursuant to franchise agreements with PepsiCo and approximately 90% of the Company's beer sales were derived from the sale of Miller Brewing Company ("Miller") products pursuant to a distributor agreement with Miller. If adverse events affect the popularity of PepsiCo or Miller products in the Company's territories, the Company's business would be adversely affected.

DEPENDENCE ON MANAGEMENT AGREEMENT

    The services of the Company's Chief Executive Officer, Robert C. Pohlad, and Chief Financial Officer, John F. Bierbaum, are provided pursuant to a Management Agreement between the Company and the Pohlad Companies (the "Management Agreement"). The Management Agreement may be terminated when the Pohlad Companies or its affiliates cease to hold any common stock, par value $0.01 per share (the "Common Stock") of the Company or when the Pohlad Companies is no longer controlled by members of the Pohlad family. Termination of the Management Agreement and the loss of services provided by Messrs. Pohlad and Bierbaum could have an adverse impact on the Company's operations.

DEPENDENCE ON KEY PERSONNEL

    The Company believes that its continued success will depend to a significant extent upon the efforts and abilities of its senior management team, including Kenneth E. Keiser, the President and Chief Operating Officer of the Company. The Company has an employment agreement (the "Employment Agreement") in effect with Mr. Keiser which is renewable annually each February 1, subject to the agreement of Mr. Keiser and the Company. The Company has no employment agreements in effect with any of its other executive officers. Failure of the Company to renew the Employment Agreement, to retain its other executive officers or to attract and retain additional qualified personnel could adversely affect the Company's operations.

GOVERNMENT REGULATION

    The production, distribution and sale of many of the Company's products are subject to federal and state statutes regulating the franchising, production, sale, safety, advertising, labeling and ingredients of such products. The Company is subject to regulations governing the installation, maintenance and use of, and the clean-up of any releases from underground storage tanks and the generation, treatment, storage and disposal of hazardous materials. Of the states in which the Company conducts business, Arkansas and Tennessee both impose specific soft drink taxes. In addition, the alcoholic beverage industry is subject to extensive regulation by state and federal agencies of such matters as licensing requirements, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. The federal government requires warning labels on packaging of beer. New or revised taxes, increased licensing fees or additional regulatory requirements, environmental or otherwise, could have a material adverse effect on the Company's financial condition and its results of operations.

COMPETITION

    The soft drink and beer businesses are highly competitive. The Company's products are sold in competition with all liquid refreshments. Sales of beverages occur in a variety of locations, including supermarkets, retail and convenience stores, restaurants and vending machines.

SOFT DRINKS

    Competitors in the soft drink industry include bottlers and distributors of nationally advertised and marketed products, such as Coca-Cola Company ("Coca-Cola") products, as well as chain store and private label soft drinks.
 The primary methods of competition include brand recognition, price and price promotion, retail space management, service to the retail trade, new product introductions, packaging changes, distribution methods and advertising. The Company's primary competitor in its territory is Coca-Cola Enterprises ("CCE"). CCE enjoys substantial financial and other support from Coca-Cola, which has a substantial ownership interest in CCE, and has greater financial resources than the Company. Coca-Cola products currently outsell the Company's PepsiCo products by a ratio of approximately three to one in the Company's territories. This ratio has remained relatively constant since 1990.

BEER

    Competitors in the beer industry include distributors of nationally advertised and marketed products, such as Anheuser-Busch Companies, Inc. ("Anheuser-Busch") products, as well as regional and local products. Some of the Company's beer competitors may have greater financial resources than the Company. The primary methods of competition include quality, taste and freshness of the products, price, packaging, brand recognition, retail space management and advertising.

    The Company's principal competitors are distributors of Anheuser-Busch products. In 1997, Anheuser-Busch products accounted for 43% of total U.S. beer sales, while sales of Miller products, the Company's primary brewer, accounted for 22% of total U.S. beer sales.

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

EXPIRATION OF LABOR CONTRACTS

    At December 31, 1997, the Company had approximately 1,720 full-time employees and 40 part-time employees. Approximately 196 of the Company's employees at its Collierville, Tennessee, facility are represented by the International Brotherhood of Teamsters Local Union No. 1196 pursuant to two labor contracts. The first contract expires in September 1998 and automatically extends for one-year terms thereafter unless written notice is provided by either party to the other at least 60 days prior to expiration of the contract. The second contract expires in December 1999. Approximately 145 of the Company's employees at its Harahan, Louisiana, facility are represented by the International Brotherhood of Teamsters, AFL-CIO, General Truck Drivers, Chauffeurs, Warehousemen and Helpers Local 270 pursuant to two labor contracts. The first contract expires in December 1999. The second contract expires in November 1999. If any labor contract is not renewed or if there is a labor dispute, the Company's financial position could be adversely affected.

CERTAIN FACTORS AFFECTING SALES

    The Company's sales are seasonal. In a typical year, approximately 54% of the Company's sales by volume occur from April to September and approximately 46% occur from October to March. As a result, the Company's working capital requirements and cash flow vary substantially throughout the year. Consumer demand for the Company's products is affected by weather conditions. Cool, wet spring or summer weather could result in decreased sales of the Company's products and could have an adverse effect on the Company's financial position. In addition, sales of the Company's products are dependent on the condition of the local economies in the Company's territories. A depressed local economy could have an adverse effect on the Company's sales and results of operations.

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

                                        PART I

ITEM 1   BUSINESS

GENERAL

    The Company is one of the largest soft drink manufacturers and distributors in the U.S., selling over 26.3 million hard cases of PepsiCo products and 7.3 million hard cases of other soft drinks in 1997. The Company is the fifth largest independent PepsiCo bottler in the U.S. PepsiCo is the second leading soft drink franchisor in the U.S., capturing approximately 30.9% of all soft drink sales in 1997. In 1997, net sales for the Company totaled $323.2 million and EBITDA was $30.9 million.

    The Company's exclusive franchise territories cover portions of Arkansas, Louisiana, Mississippi, Tennessee and Texas and include the cities of New Orleans, Memphis, Little Rock, Shreveport, Baton Rouge and Tupelo. In the aggregate, there are approximately seven million people in the Company's territories. The Company has the exclusive right within its territories to manufacture and/or distribute the following families of products: PEPSI-COLA
(cola), MOUNTAIN DEW (heavy citrus), SEVEN-UP (lemon-lime), SLICE (orange), OCEAN SPRAY (juices), LIPTON (iced teas), SQUIRT (heavy citrus), COUNTRY TIME (lemonade), CANADA DRY (ginger ale), CRUSH (fruit), HAWAIIAN PUNCH (fruit), MUG (root beer), ALL SPORT (sport drink), YOO-HOO (chocolate), CRYSTAL LIGHT
(diet) and various other product offerings. In addition, the Company is the largest distributor of Miller products in the state of Louisiana and has the exclusive right to distribute Miller and Heineken USA Incorporated ("Heineken") products in greater New Orleans, Louisiana.

    The Company believes its success as an independent bottler is due primarily to its ability to produce efficiently and to market and distribute effectively its national brands. The Company's products include highly recognizable trademarks, most of which are supported by considerable national advertising expenditures made by the franchisors. In 1997, for example, PepsiCo spent approximately $163 million in national advertising to advertise PepsiCo products. Furthermore, all of the Company's territories are located in the southern region of the U.S. that historically has posted above average per capita consumption of soft drinks.

    The Company operates two soft drink production facilities, one in Collierville, Tennessee, and the other in Reserve, Louisiana, with a total annual production capacity of 74.3 million cases. The Company distributes approximately 97% of its soft drink products to retail outlets through its computerized direct store delivery ("DSD") system. The Company's DSD system utilizes hand-held computer technology to receive orders from and process deliveries to the Company's customers. Through its DSD system and its 24 warehouse distribution facilities strategically located throughout its territories, the Company services and distributes products to over 32,000 retail outlets in five states. Retail customers in the Company's territories include The Kroger Company, Wal-Mart Stores, Inc., Winn-Dixie Stores, Inc. and Circle K Convenience Stores, Inc. The Company tracks its product sales daily and uses this information to plan its production, which is subject to seasonal swings in demand, and to interpret and react to changes in consumer buying patterns. This allows the Company to provide efficient and effective service to its retail customers.

    Since it was acquired by its current owners in 1988, the Company has broadened its product offerings through the establishment of the Joint Venture (as defined herein) as well as the acquisition of additional franchises, improved its production facilities and implemented efficient delivery systems. Moreover, the Company has better managed product discounting and driven sales mix toward higher margin products. As a result of these initiatives, for the period from 1990 to 1997, the Company's case volume and operating profit grew at compound annual rates of 106% and 113%, respectively.

    The Company used approximately $117.2 million of the proceeds from its Debt Offering to retire certain existing indebtedness of the Company and $2.8 million for working capital purposes. In connection with the Debt Offering, the Company also entered into the Credit Agreement pursuant to which the Company has borrowing capacity of up to $30.0 million, including $10.0 million available for the issuance of letters of credit, of which $9.1 million had been issued at December 31, 1997. The Company believes that the consummation of the Financing Transactions has provided it with (i) increased operating flexibility by extending the repayment of its debt obligations and (ii) additional cash flow for use in capital expenditures to implement the Company's strategic objectives.

STRATEGIC OBJECTIVES

    The Company's business strategy is to continue to manufacture, distribute and market a broad array of national brands in all beverage categories. Specifically, the Company's long-term strategic objectives are to (i) increase growth in volume and market share in its existing territories through coordinating its franchisors' national advertising and marketing campaigns with the Company's regional and local marketing efforts, (ii) improve operating margins by shifting package mix to higher margin packages and controlling the level of retail discounts, (iii) pursue acquisitions that leverage the Company's existing structure and managerial expertise, (iv) strengthen the Company's corporate culture to better leverage human resources and (v) maximize operating efficiencies by utilizing emerging technologies to improve customer service and communications and increase the efficiency of logistics and distribution operations.

INCREASE GROWTH IN VOLUME AND MARKET SHARE

    The Company intends to increase its growth in volume and market share by increasing consumer preference for its high volume products. The Company believes it can achieve this objective by maintaining a wide variety of national brands supported by the franchisors' national advertising and major marketing campaigns, and coordinating its own regional and local merchandising and promotion activities to take advantage of such national advertising and marketing campaigns. Current national advertising and marketing campaigns supporting the Company's products include PepsiCo's POP CULTURE and Cadbury's HIT THE ROAD. After successful test marketing in the Company's New Orleans territory, all of the companies territories adopted the PEPSI BLUE marketing initiative late in 1997. Under the PEPSI BLUE initiative, all Pepsi-Cola trademark graphics on packaging, point-of-sales, cold storage equipment and delivery trucks are coordinated with PEPSI BLUE advertising. The Company believes these advertising and marketing campaigns will help build consumer awareness of its product offerings. The Company believes its own regional and local merchandising and promotion activities, designed to take advantage of such increased consumer awareness, will ultimately increase consumer preference and sales volume for its products.
To this end, the Company intends to (i) conduct consumer research to identify those brands, packaging configurations and retail channels which appeal to consumers in the Company's territories and tailor regional and local marketing efforts accordingly, (ii) increase its share of local print advertising, conducted primarily by high volume supermarkets and mass merchandisers, through shared product advertisements which benefit both the retailer, by increasing the total volume and profitability, and the Company, through higher volume due to increased advertising frequency and (iii) continue to develop marketing initiatives such as EVERY CAP'S A WINNER, an under the cap promotion that rewards consumers with free products and merchandise.

IMPROVE OPERATING MARGINS

    The Company intends to improve its operating margins by shifting package mix to higher margin packages and controlling the level of discounts. Single-serve 20-ounce packages and one-liter bottles sold through cold storage equipment (i.e., "visi-coolers" and express lane merchandise units) for immediate consumption are less price sensitive than other non-refrigerated packages. Therefore, sales of single serve cold drink packages generate above average margins for both the Company and retailers. The Company intends to increase the presence and sales of these single serve packages by increasing its capital investment in cold storage equipment in convenience stores, supermarkets and other single serve outlets throughout its territories. By investing in these assets, the Company hopes to drive volume and profitability of its major soft drink brands while providing additional refrigerated space to merchandise more effectively the Company's other less visible products such as bottled waters, teas, juices and sports drinks. The Company typically receives a full return on its investment in these assets in approximately two years. Twenty-ounce vending machine products represent another high margin package, and the Company intends to capitalize on the 20-ounce vending market by investing in additional 20-ounce vending machines.

    The Company also intends to continue to control the level of product discounting for its more price sensitive packages such as cans and two-liter bottles. The Company manages its product discounts by a variety of methods, including (i) using its information system capabilities to analyze volume/price relationships by package and customer detail, (ii) utilizing retail scan information to analyze volume and retail price sensitivities,
(iii) developing retail audits to monitor the effectiveness of merchandising and discount offerings, including the introduction of new promotional strategies to shift consumer preference to less price sensitive packages and
(iv) providing innovative and unique account specific promotions to provide additional value to consumers.

ACQUISITION STRATEGY

    The Company's acquisition strategy includes identifying and pursuing potential franchise opportunities (i) contiguous to the Company's existing territories and (ii) that would permit the Company to extend its existing operations while leveraging its existing structure and managerial expertise. The acquisition of the Miller distributorships illustrates the Company's acquisition philosophy. The Company consolidated soft drinks and beer operations into a single facility and incorporated both products into its existing organization, thereby extending its operations while leveraging its structure and managerial expertise.

STRENGTHEN CORPORATE CULTURE

    The Company intends to strengthen its corporate culture by rewarding employees for achieving common goals and operating improvements, empowering employees with flexibility to make decisions, providing an opportunity for personal growth and encouraging open communications and teamwork by developing common goals.

MAXIMIZE OPERATING EFFICIENCIES

    The Company believes it can further enhance its operating efficiency by utilizing emerging technologies to improve customer service and communications and increase the efficiency of logistics and distribution operations. In addition, the Company intends to continue to invest in its manufacturing operations to improve production efficiencies and flexibility.

    Over the past five years, the Company has invested approximately $5.7 million to upgrade its computer hardware and networking systems and acquire hand-held computer technology in order to automate its selling, ordering and delivery processes. See " -- Sales and Distribution." In addition, the Company acquired and developed new software to automate its forecasting, production scheduling, inventory controls, transportation of goods and back hauling of raw materials.

    The Company intends to expand its existing technology systems to create additional operating efficiencies. The Company intends to utilize Electronic Data Interchange (EDI) to create paperless transactions with customers and suppliers by permitting electronic transmission of transactions. In addition, the Company has built an intranet with an internet access point to enable direct electronic communications with its customers. The Company is creating a data warehouse which will enable the Company to use advanced tool sets to analyze realtime information which will aid management in its decision-making processes. Finally, the Company intends to continue the expansion of its automated routing and truck loading programs to maximize delivery efficiencies.

JOINT VENTURE

    Pursuant to a Joint Venture Agreement dated September 3, 1992, as amended and restated (the "Joint Venture Agreement"), the Company and Poydras Street Investors LLC, a Louisiana limited liability company ("Poydras"), formed the Pepsi Cola/Seven-Up Beverage Group of Louisiana, a Louisiana general partnership (the "Joint Venture"). The Joint Venture distributes soft drinks in New Orleans and Baton Rouge, Louisiana, pursuant to franchise agreements entered into or assumed by the Joint Venture. The soft drink products distributed by the Joint Venture are supplied by the Company. The Joint Venture distributes beer in greater New Orleans, pursuant to distributor agreements entered into by the Joint Venture. See " -- Products" and "Certain Relationships and Related Transactions -- Joint Venture."

    The day to day operations of the Joint Venture are managed by the Company in its role as Managing Venturer. As Managing Venturer, the Company has the authority to make capital expenditures to maintain and replace facilities to meet the anticipated needs of the Joint Venture. The business and affairs of the Joint Venture are subject to the governance of a four member Management Committee, of which two members are designated by the Company and two members are designated by Poydras. The Company has a 62.0% interest in the Joint Venture. Poydras has the remaining 38.0% interest. Profits and losses of the Joint Venture are distributed based on the parties' interests in the Joint Venture.

    Under the terms of the Joint Venture Agreement, the Company may elect, as of December 31, 1999, to purchase Poydras' ownership interest at a price equal to 38.0% of the fair market value of the Joint Venture. Poydras may elect to defer the closing of any such purchase to January 2001. No similar feature exists for purchase of the Company's ownership interest by Poydras.

PRODUCTS

SOFT DRINKS

    The following table sets forth products of PepsiCo, Cadbury and other franchisors produced and/or distributed by the Company. The Company packages and distributes its soft drink products in one, two, three-liter and 20-ounce PET bottles, aluminum cans in six packs, 12-packs, 20-packs and 24-packs and five gallon containers.

        PEPSICO PRODUCTS                CADBURY PRODUCTS

              PEPSI                         SEVEN-UP
       CAFFEINE FREE PEPSI                  DIET 7UP
           DIET PEPSI                      CHERRY 7UP
    CAFFEINE FREE DIET PEPSI               CANADA DRY
        WILD CHERRY PEPSI                 COUNTRY TIME
          MOUNTAIN DEW                    CRYSTAL LIGHT
        DIET MOUNTAIN DEW                      CRUSH
             SLICE
          MUG ROOT BEER                  OTHER PRODUCTS
          LIPTON ICE TEA
           OCEAN SPRAY                   HAWAIIAN PUNCH
            ALL SPORT                     SUNNY DELIGHT
            AQUAFINA                         NUGRAPE
           FRAPPUCCINO                       YOO-HOO

BEER

    The following table sets forth products of Miller and Heineken distributed by the Company. The Company distributes its beer products in glass bottles, aluminum cans in six packs, 12-packs and 24-packs and a variety of bulk draft containers.


         MILLER PRODUCTS                HEINEKEN PRODUCTS

           MILLER BEER                      HEINEKEN
           MILLER LITE                    AMSTEL LIGHT
      MILLER GENUINE DRAFT
        MILLER HIGH LIFE                 OTHER PRODUCTS
        LOWENBRAU SPECIAL
         LOWENBRAU DARK                   DIXIE BEER
      LOWENBRAU MALT LIQUOR            PETE'S WICKED ALE
             MAGNUM                       SHINER BOCK
        MILWAUKEE'S BEST
     MILWAUKEE'S BEST LIGHT
             SHARP'S
            ICEHOUSE
            LITE ICE
             RED DOG
          MOLSON GOLDEN
           MOLSON ICE
         FOSTER'S LAGER

SOFT DRINK FRANCHISES

    Under franchise agreements with PepsiCo, Cadbury and several other beverage companies, the Company produces and/or distributes soft drinks and engages in certain other marketing activities. Under the terms of the franchise agreements, the Company has the exclusive right to produce and distribute certain products of the franchisors in prescribed geographic areas. The Company believes that it is currently in compliance with all of the terms of its franchise agreements.

    The Company's franchisors are the sole owners of the secret formulae under which the primary component (concentrate or syrup) of various soft drink products bearing the franchisors' trademarks are manufactured. Each concentrate, when mixed with water and sweetener, produces syrup which, when mixed with carbonated water, produces soft drinks. Except to the extent reflected in the price of concentrate or syrup, no royalty or other compensation is paid under the franchise agreements to the franchisors for the right of the Company to use the franchisors' trade names and trademarks in its territories and the associated patents, copyrights, designs and labels, all of which are owned by the franchisors.

    Under the terms of its franchise agreements with PepsiCo, the Company is required to purchase either concentrate or syrup manufactured only by PepsiCo, at prices established by PepsiCo, for PepsiCo trademarked products. Historically, prices established by PepsiCo for its concentrates and syrups have been adjusted annually in accordance with changes in the Consumer Price Index ("CPI"). The PepsiCo franchise agreements further provide that suppliers of bottles and crowns for PepsiCo products must be approved by PepsiCo. The franchise agreements require the Company to promote vigorously the sale of PepsiCo products in its territory, to ensure it has adequate capacity to meet demand for PepsiCo products and to advertise and promote actively PepsiCo products in its territory at its own cost. The PepsiCo franchise agreements prohibit the Company from bottling, distributing or selling any other beverage which could be confused with Pepsi-Cola. The franchise agreements remain in effect for an indefinite period of time, subject to termination with due notice by PepsiCo upon (i) the violation of any of the prescribed terms thereof, (ii) the insolvency of the Company, an assignment by the Company for the benefit of its creditors, or the failure of the Company to vacate the appointment of a receiver within 60 days thereof, or (iii) the sale, disposition, change in control or transfer of the Company's rights pursuant to the franchise agreement without the written consent of PepsiCo.

    The franchise agreements relating to soft drink products from other significant soft drink franchisors are substantially similar to the franchise agreements with PepsiCo. The territories covered by the franchise agreements for products of other franchisors generally correspond with the territories covered by the franchise agreements with PepsiCo.

BEER DISTRIBUTORSHIPS

    The Company distributes Miller products and Heineken products pursuant to distributor agreements entered into with Miller and Heineken (the "Miller Agreement" and the "Heineken Agreement," respectively). Each of the distributor agreements gives the Company exclusive rights to distribute products in its territory. The Company began distribution of Miller products pursuant to the Miller Agreement in 1995 and began distribution of Heineken products pursuant to the Heineken Agreement in 1996. The Company also distributes a small volume of beer produced by other brewers. The distributor agreements relating to these beer products are substantially similar to the Miller and Heineken Agreements. Distribution of such beer products is not material to the Company's results of operations.

    Many of the terms of the Miller and Heineken Agreements are similar. Under these agreements, product prices to the Company are determined by the brewer or importer. Historically, product prices have been adjusted annually in accordance with changes in the CPI. The individual who manages the distribution of the products must be approved by the brewer or importer. Any sale, disposition, change in control or transfer of the Company's rights pursuant to the distributor agreement must receive prior approval of the brewer or importer. Each of the distributor agreements remains in effect for an indefinite period of time, however, the Company may terminate its distribution agreement with either Miller or Heineken upon 90 days' prior written notice. Moreover, Miller or Heineken may terminate the Company's distribution rights in the event: (i) the Company fails to comply with any of its commitments or obligations pursuant to the distribution agreement; (ii) the Company or any of its owners is convicted of a felony; (iii) the Company engages in fraudulent conduct or substantial misrepresentation in its dealings concerning the brewer's or importer's products; (iv) the Company's federal, state or local licenses or permits for its distribution operations are revoked or suspended for more than 31 days; (v) the Company becomes insolvent, fails to pay monies due the brewer or importer, makes an assignment or attempts to make an assignment for the benefit of creditors, institutes or has instituted against it bankruptcy proceedings, dissolves or liquidates; or (vi) the Company fails to undertake a good faith effort to cure any such noncompliance. Miller reserves the right to terminate the Miller Agreement upon 30 days' notice, provided it gives notice contemporaneously to all of the other Miller distributors in the U.S. Heineken reserves the right to terminate the Heineken Agreement upon 30 days' notice, provided it gives notice contemporaneously to all of the other Heineken distributors in Louisiana.

SALES AND DISTRIBUTION

    The Company's products are generally sold in advance by a salesperson and then delivered within 24 hours from one of the Company's distribution facilities to the customer. The Company recently invested in hand-held computer technology and other hardware and software to improve customer service and delivery effectiveness. Hand-held computers allow the advance salesperson to download all order information for each customer into the Company's main computer system. The orders are electronically processed for truck loading, route dispatching and customer invoicing. Customer files are controlled with the correct wholesale price and discount for each store keeping unit. The product is delivered by a Company employee using a hand-held delivery computer. The delivery is verified by both the customer and Company employee, and a computerized invoice is printed and presented to the customer. Upon completing delivery of all orders, the driver performs a self settlement at the

Company's distribution facility. The customer data is then transferred from the hand-held computer into the Company's route settlement process for verification.

    The Company operates a 1,300 vehicle fleet to support its sales and distribution operations. Maintenance and service of the fleet are provided by the Company.

SOFT DRINKS

    In 1997, approximately 53% of the Company's soft drink products were sold to supermarkets, 25% to convenience stores, gas stations and small grocery stores, 8% to drug stores and mass merchants, 7% to third party operators and full service vending accounts and 7% to other miscellaneous accounts.

    Soft drink sales oriented towards high-volume customers such as large retail chains result in economies of scale in selling and distribution expenses. Bulk deliveries for high-volume customers are made from the Company's distribution facilities to the customer's outlets via transport vehicles and are unloaded into the outlets in full pallet quantities. Some soft drink deliveries are made directly from the manufacturing plant to retail outlets, thereby bypassing the Company's warehouse operations. Soft drink sales are also made to smaller independent retail outlets where consumers prefer to purchase cold beverages in single packages or at fountain outlets. Conventional route trucks are used to make soft drink deliveries to the Company's smaller customers.

    The Company also makes cold soft drinks available to consumers through vending machines, fountain equipment and visi-coolers. Substantially all vending machines utilized by the Company are Company-owned and provided at no cost to retail outlets or third-party operators. Company-owned vending machines are maintained and stocked by the Company. Vending machines provided to retail outlets or third-party operators are maintained by the Company and stocked by the party operating the vending machine. Fountain equipment dispenses products in convenience stores, gas stations, restaurants, bars, theaters and other similar locations. The Company sells either premix, a ready-to-use product, or postmix, a syrup product, to retailers in stainless steel or disposable containers for use in fountain equipment. Visi-coolers are generally loaned by the Company to large retail outlets and convenience stores. The Company has an installed base of approximately 8,400 visi-coolers and 12,900 vending machines.

BEER

    In 1997, approximately 40% of the Company's beer products were sold to supermarkets, 19% to on-premise channels such as restaurants and bars, 22% to convenience stores, 8% to drug stores and mass merchants and 11% to other miscellaneous accounts.

    The sales and distribution process for the Company's beer business is essentially the same as for soft drinks. To maximize distribution efficiency, beer and soft drinks are loaded and delivered on the same vehicle for distribution and merchandising to large bulk customers. Kegs of beer for delivery to on-premise customers are stored in a climate-controlled refrigerated section of the Company's facilities and delivered on refrigerated route vehicles.

MARKETING

    The Company's marketing efforts are directed towards brand management, key account management, promotional activities and merchandising. The Company believes that its marketing program allows it to compete effectively in its territories.

SOFT DRINKS

    Marketing programs for each of the Company's soft drink products are coordinated with the franchisor. Advertising campaigns are developed by the franchisors on the national level and by both the Company and the franchisor on the local level. A significant portion of the Company's promotional effort focuses on price discounting and allowances, newspaper advertising and coupons. The goal of these activities is to position the Company's brands to compete effectively in the marketplace and to obtain "feature" retail advertisements and end-aisle displays in high volume retail outlets. End-aisle and secondary displays are generally limited to special promotions and advertisements designed to stimulate sales and encourage impulse purchases. As a service to customers and to better merchandise its products, the Company builds displays in conjunction with promotional programs and for restocking products in grocery stores, mass merchandise outlets and convenience stores.

    The Company pays retail stores under annual marketing agreements for the right to be included in the retailer's advertising programs. Retail promotional programs are the Company's most significant marketing expenditures and are supported through cost-sharing arrangements with the franchisors. Other marketing expenditures are also typically supported by the franchisors. National media advertising is funded primarily by the franchisors, while local media advertising is funded through cost-sharing arrangements. See " -- General."

BEER

    Marketing programs, national advertising and all television and radio advertising for the Company's beer products are provided by the brewer or importer. Marketing efforts by the Company to secure large accounts such as supermarkets and convenience stores in its territories and discount pricing of beer products are also generally supported by the brewer or importer.

    Promotional efforts focus on price discounting and allowances to obtain newspaper advertising that features value pricing to consumers supported with secondary displays. Cold merchandising availability is also important as over 63% of beer in supermarkets is sold cold. On-premise sales are aggressively supported by both the brewer or importer and the distributor since this channel represents significant sampling and trial of beer products.

MANUFACTURING PROCESS

    The Company produced 38.9 million cases of soft drinks in 1997 at its two manufacturing facilities in Collierville, Tennessee, and Reserve, Louisiana. The Collierville and Reserve facilities have annual production capacity of
41.0 million and 33.3 million cases of beverages, respectively. During the peak volume months of May through August, the plants typically operate at approximately 80% of capacity.

    The manufacturing process consists of receiving, batching, filling and packaging product. Containers are received in bulk and are moved from the supplier's trailers to "de-palletizing" equipment which then automatically places the containers on conveyers that feed them to the filling equipment. Treated water, extract and additives are combined in large stainless steel tanks and mixed, or "batched," into syrup with a motorized impeller. The syrup is then mixed with additional purified water and carbonated. Finished product is then sent to the filling equipment. At the same time, containers arrive by conveyor and are rinsed using ionized air and vacuums to remove dust particles. The filling equipment fills the cleaned containers with finished products. The filled cans and bottles are then automatically scanned to test levels and cap or top placement. Cans are either placed in corrugated trays and fastened with plastic rings or placed in multipack cartons. Bottles are usually placed in boxes for stability. Each case is then automatically transported to a "palletizer" where it is stacked on a wooden pallet and shrink-wrapped to be stored before distribution.

    The Company's can lines have been modified for additional capacity as well as the capability to produce six pack cans and multi-pack cans simultaneously. The bottle lines which produce 20-ounce, one-liter and two-liter bottles have on-line labeling capabilities that reduce packaging inventories. Moreover, the filling equipment on the Company's bottle lines has been upgraded with quick change parts to reduce down time for flavor changeovers. One-liter, two-liter, three-liter and 20-ounce PET bottle products have been converted to standardized deposit shells, which eliminate packaging costs and provide intraplant flexibility to cross ship products regardless of plant location.

    The Company receives all beer products from brewer or importer manufacturing facilities and does not itself manufacture beer products.

COMPETITION

    The beverage industry is highly competitive. The Company's products are sold in competition with all liquid refreshments. Sales of beverages occur in a variety of locations, including supermarkets, retail and convenience stores, restaurants and vending machines.

SOFT DRINKS

    Competitors in the soft drink industry include bottlers and distributors of nationally advertised and marketed products as well as chain store and private label soft drinks. The principal methods of competition include brand recognition, price and price promotion, retail space management, service to the retail trade, new product introductions, packaging changes, distribution methods and advertising. The Company's primary competitor in its territory is CCE. The Company believes that its flexibility and innovation in developing and implementing new methods of marketing, merchandising and distributing its products permit it to compete effectively against CCE. See " -- Strategic Objectives."

BEER

    Competitors in the distribution of beer include distributors of nationally advertised and marketed products as well as regional and local products. The primary methods of competition include quality, taste and freshness of the products, price, packaging, brand recognition, retail space management and advertising. The Company's principal competitors in its beer distribution operations are distributors of Anheuser-Busch products, whose products accounted for 43% of total U.S. beer sales in 1997. Sales of Miller products in the same time period represented 22% of total U.S. beer sales. The Company believes it competes effectively by executing its marketing campaigns and product introductions effectively, maintaining price competitiveness and increasing presence and maximizing availability of its products in selected distribution channels.

RAW MATERIALS

    In addition to concentrates and syrups obtained from its franchisors, the Company also purchases water, carbon dioxide, fructose, PET bottles, aluminum cans, closures, premix containers and other packaging materials. The price of concentrates and syrups is determined by the franchisors, and may be changed at any time; however, historically these prices have been adjusted annually in accordance with changes in the CPI. Prices for the remaining raw materials are determined by the market.

    A substantial portion of the Company's raw materials, including its aluminum cans, closures, other packaging materials and fructose, are made through CPG. The Company and other franchisees or affiliates of franchisees of PepsiCo are members of CPG. The Company and other CPG members submit their raw material requirements to CPG which then negotiates with suppliers and makes purchases based on the combined requirements of all CPG members. In 1997, CPG purchased 4.5 billion or 4.5% of all aluminum cans used in the U.S. beverage industry, and 6.0% of all fructose used in the U.S. soft drink industry. The Company believes the magnitude of CPG's purchases gives the Company greater influence with suppliers than the Company could achieve on a stand alone basis.

GOVERNMENT REGULATION

    The production, distribution and sale of many of the Company's products are subject to the Federal Food, Drug and Cosmetic Act, the Occupational Safety and Health Act and various federal and state statutes regulating the franchising, production, sale, safety, advertising, labeling and ingredients of such products. Two ingredients in its soft drink products, saccharin and aspartame, are regulated by the U.S. Food and Drug Administration.

    Bills are considered from time to time in various state legislatures and in Congress which would prohibit the sale of beverages unless a deposit is made for the containers. Proposals have been introduced in certain states and localities that would impose a special tax on beverages sold in nonreturnable containers as a means of encouraging the use of returnable containers. No such legislation is currently in effect and, to the knowledge of management of the Company, none is currently under consideration in any territories served by the Company.

    Specific soft drink taxes have been imposed in some states for several
years.   Of the states in which the Company conducts business, Arkansas and
Tennessee both impose specific soft drink taxes. The Company believes it is in compliance with all tax regulations pertaining to its operations.

    The Company's beer distribution operations are subject to extensive regulations by state and federal agencies of such matters as licensing requirements, trade and pricing practices, permitted and required labeling, advertising and relations with retailers. The federal government also requires warning labels on packaging of beer. The distribution and sale of beer is subject to excise taxes at both the state and federal level. The Company believes it is in compliance with all such regulations pertaining to its beer distribution operations.

    The Company's business is also subject to federal and state environmental laws, rules and regulations. See " -- Environmental."

ENVIRONMENTAL

    The Company is subject to a variety of federal and state environmental laws, rules and regulations, as are other companies in the same or similar business. In particular, the Company is subject to regulations governing the installation, maintenance and use of, and the clean-up of any releases from, underground storage tanks and the generation, treatment, storage and disposal of hazardous materials. The Company believes it is in substantial compliance with such laws, rules and regulations; however, these laws, rules and regulations change from time to time, and such changes may affect the ongoing business and operations of the Company. From time to time, the Company has received, and in the future may receive, requests from environmental regulatory authorities to provide information or to conduct investigative or remediation activities with respect to its facilities. None of these requests is expected by management to have a material adverse effect on the Company's business.

    In connection with the maintenance and service of its 1,300 vehicle fleet, the Company generates hazardous wastes, which are either transported off-site by licensed haulers to permitted disposal facilities or recycled by vendors as mandated by federal and state law. Some of the Company's facilities have underground storage tanks which meet U.S. Environmental Protection Agency and state standards. Other facilities have above-ground storage tanks which are owned and maintained by petroleum vendors.

EMPLOYEES AND EMPLOYEE BENEFITS

    At December 31, 1997, the Company had approximately 1,720 full-time employees and 40 part-time employees. Approximately 196 of the Company's employees at its Collierville, Tennessee, facility are represented by the International Brotherhood of Teamsters Local Union No. 1196 pursuant to two labor contracts. The first contract expires in September 1998 and automatically extends for one-year terms thereafter unless written notice is provided by either party to the other at least 60 days prior to expiration of the contract. The second contract
                                      16
expires in December 1999. Approximately 145 of the Company's employees at its Harahan, Louisiana, facility are represented by the International Brotherhood of Teamsters, AFL-CIO, General Truck Drivers, Chauffeurs, Warehousemen and Helpers Local 270 pursuant to two labor contracts. The first contract expires in December 1999. The second contract expires in November 1999. The Company has not experienced any labor disputes and believes relations with its employees are satisfactory.

    The Company makes a variety of benefits available to its employees. In particular, the Company sponsors a tax-qualified 401(k) plan that permits eligible employees to defer a portion of their salary on a tax-deferred basis and receive a 50% Company matching contribution that is capped at $1,000 per employee. In addition, the Company sponsors welfare benefits programs that provide health, dental, life and accidental death and dismemberment insurance coverage to substantially all employees. The Company does not presently maintain, or contribute to, any defined benefit pension plans or multiemployer pension plans. The Company also provides additional benefits to its executive employees. These plans provide bonus, incentive and deferred compensation to eligible executive employees. See "Executive Compensation."

ITEM 2   PROPERTIES

    The Company currently bottles and cans soft drink products in two production facilities, a 110,000 square foot production facility adjacent to an 89,000 square foot warehouse facility in Collierville, Tennessee (located outside Memphis, Tennessee), and a 120,000 square foot production facility in Reserve, Louisiana (located outside New Orleans, Louisiana). The Company believes that its production facilities will be sufficient to meet anticipated production needs for the foreseeable future.

    The Company's headquarters are located in Memphis, Tennessee. The headquarters facilities are leased. The Company also operates 24 warehouse distribution facilities from which it conducts its sales, delivery and vending operations. The Company owns 15 of the warehouse distribution facilities and leases the remaining 9 facilities. The locations of the warehouse distribution facilities are as follows:

        Owned Facilities                             Leased Facilities
     ------------------------                     ------------------------

     Batesville, Arkansas                         Forrest City, Arkansas
     Camden, Arkansas                             Alexandria, Louisiana
     Hot Springs, Arkansas                        Baton Rouge, Louisiana
     Jonesboro, Arkansas                          Shreveport, Louisiana
     Little Rock, Arkansas                        Columbus, Mississippi
     Monticello, Arkansas                         Kosciusko, Mississippi
     Harahan, Louisiana                           Jackson, Tennessee
     Leesville, Louisiana                         Covington, Louisiana
     Monroe, Louisiana                            Corinth, Mississippi
     Shriever, Louisiana (1)
     Batesville, Mississippi
     Greenville, Mississippi
     Tupelo, Mississippi
     Collierville, Tennessee
     Texarkana, Texas

     ------------------------

     (1) This facility is owned by the Company and leased to the Joint Venture.

ITEM 3   LEGAL PROCEEDINGS

    In August, 1993, the Company was named in a suit filed in the District Court of Morris County, Texas by a number of bottlers in parts of the Company's territories. Additional defendants named in the suit include PepsiCo, Inc., Pepsi-Cola Company, Coca-Cola, CCE and others. The suit alleges that the defendants engaged in unfair trade practices and conspired to monopolize the soft drink industry in eastern Texas, Louisiana and Arkansas. The Company intends to defend itself fully in this action.

    From time to time, the Company is involved in various other legal proceedings arising in the ordinary course of business. The Company believes ultimate resolution of such litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's most recently completed fiscal year.

                                       PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no established public trading market for the Company's Common Stock. The Company's Common Stock is not registered under Section 12(b) or
Section 12(g) of the Securities Exchange Act of 1934, as amended.

ITEM 6   SELECTED FINANCIAL DATA

    The following table presents selected financial data of the Company and consolidated Joint Venture as of and for each of the five years ended December 31, 1993, 1994, 1995, 1996 and 1997. The information presented for each of the five years ended December 31 has been derived from the consolidated financial statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and notes thereto included elsewhere in this Annual Report.


                                                               YEARS ENDED DECEMBER 31
                                              --------------------------------------------------------------------
                                                1993           1994           1995           1996           1997
                                              --------       --------       --------       -------        --------
                                                                (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Net sales. . . . . . . . . . . . . .        $225,173       $245,472       $284,709       $312,284       $323,221
  Cost of sales. . . . . . . . . . . .         147,573        162,667        198,777        215,085        216,560
                                              --------       --------       --------       -------        --------
  Gross profit . . . . . . . . . . . .          77,600         82,805         85,932         97,199        106,661
  Selling, general and
  administrative expenses. . . . . . .          60,164         62,710         71,802         76,883         83,344
  Amortization of franchise costs
       and other intangibles(1). . . .           4,246          3,631          3,576          3,664          3,648
                                              --------       --------       --------       -------        --------

  Income from operations . . . . . . .          13,190         16,464         10,554         16,652         19,669
  Interest expense . . . . . . . . . .          18,433         12,152         13,254         15,094         17,865
  Other expenses (income). . . . . . .              65            (45)            75            620            (32)
                                              --------       --------       --------       -------        --------
  Income (loss) before income taxes. .          (5,308)         4,357         (2,775)           938          1,836
  Income tax benefit (expense)(2). . .             189         (3,262)        (1,641)        (1,745)        (2,040)
  Minority interest in Joint Venture(3)            (11)            --            464             48             65
                                              --------       --------       --------       -------        --------
  Income (loss) before
       non-recurring items . . . . . .          (5,130)         1,095         (3,952)          (759)          (139)
  Non-recurring items(4) . . . . . . .          15,409             --             --         (1,519)            --
                                              --------       --------       --------       -------        --------
  Net income (loss). . . . . . . . . .         $10,279         $1,095        $(3,952)       $(2,278)         $(139)
                                              --------       --------       --------       -------        --------
                                              --------       --------       --------       -------        --------

BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital(5) . . . . . . . . .         $23,880        $30,421        $27,547        $23,698        $35,404
  Total assets . . . . . . . . . . . .         231,717        244,705        248,437        255,327        260,914
  Long-term debt(6):
       Senior debt . . . . . . . . . .         105,000        106,000        117,250        120,000        120,000
       Subordinated notes payable. . .          30,000         31,650         35,227         39,209         43,640
       Other . . . . . . . . . . . . .           6,839          6,579          5,673          5,067          6,764
  Stockholders' equity . . . . . . . .          65,504         66,660         62,718         60,449         60,317

OTHER DATA:
  EBITDA(7). . . . . . . . . . . . . .         $23,610        $25,594        $20,730        $26,248        $30,855
  Depreciation and amortization. . . .          10,626          9,085          9,687         10,314         11,441
  Capital expenditures(8). . . . . . .           6,116          7,104         10,726          8,964         14,988


-------------------
(1) Amortization of franchise costs and other intangibles for the year ended December 31, 1993 includes amortization of the costs of certain noncompete agreements entered into in 1988 upon the Company's acquisition.
(2) The effective income tax rate is significantly impacted by the non-tax deductibility of amortization of franchise costs.
(3) Represents minority interest in the net income (loss) of the Joint Venture which is consolidated with the Company.
(4) For the year ended December 31, 1993, includes an extraordinary item, (loss on extinguishment of debt) of $1,015, net of income tax benefit of $600, and the cumulative effect of a change in the method of accounting for income taxes of $15,824. For the year ended December 31, 1996, includes an extraordinary item, (loss on extinguishment of debt) of $2,472, net of income tax benefit of $953.
(5) Working capital represents current assets (excluding cash and cash equivalents) less current liabilities (excluding current maturities of long-term debt and other long-term liabilities).
(6) Includes current maturities of long-term debt.
(7) EBITDA consists of net income (loss) before income taxes, interest, depreciation and amortization. EBITDA also excludes extraordinary items and accounting changes. EBITDA has also been adjusted for Poydras' interest in the Joint Venture. EBITDA is included herein to provide additional information about the Company's ability to service its debt. EBITDA should not be considered as an alternative measure of the Company's net income, operating income, cash flow from operating activities or liquidity.
(8) Includes capital improvements in 1995 of approximately $1,500 related and subsequent to the acquisition of the beer distributorships to consolidate the beer operations with those of the Company.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    In September 1993, the Company issued the 1993 Senior Notes (the "1993 Senior Notes"), the Subordinated Notes and other equity to refinance the debt incurred in 1988. As a result, the Company's interest expense burden was substantially reduced. However, effective in May 1996, the interest rate on the 1993 Senior Notes was adjusted as part of obtaining covenant waivers necessitated by the down-turn in operating results in 1995. The Company fully repaid the 1993 Senior Notes in December 1996 with proceeds received from the issuance of the new Senior Notes (the "Notes").

    As is typical of acquisitions in the beverage industry, the Company's balance sheet reflects significant allocation of purchase price to the cost of franchise rights in excess of net assets acquired ($116.4 million and $112.6 million, each net of accumulated amortization, at December 31, 1996 and December 31, 1997, respectively). Amortization of the cost of (i) franchises, (ii) obtaining financing and (iii) non-compete agreements from former owners constitutes a significant non-cash charge to operations.

    The Company accumulated significant tax-basis net operating loss carryforwards (NOL's) during the turnaround period prior to the 1993 recapitalization. Management believes the NOL's will be utilized before their expiration to offset future income otherwise taxable. A deferred income tax asset representing the income tax benefit to be realized through future utilization of the NOL's was recorded on the Company's balance sheet in 1993 following the recapitalization. Provision for income taxes related to the results of operations for years subsequent to and including 1993 are substantially offset against the deferred income tax asset and thus are effectively a non-cash charge to operations.

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

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Net sales, excluding contract net sales, for the year ended December 31, 1997 increased by 3.0% to $296.1 million compared to $287.4 million for the same period in 1996. The increase was due primarily to a 2.6% increase in franchise case sales, of which (i) 2.5% was attributable to increased sales of the Company's soft drink products accompanied by an increase in average unit selling price of 0.2% and (ii) 0.1% was attributable to increased sales of the Company's beer products accompanied by a 2.0% increase in average unit selling prices. The majority of the increase in soft drink franchise case sales came in single-serve packages, although unit volume of take home soft drink and beer packages also increased. Pricing for soft drink packages overall was relatively consistent with the same period of the prior year although the pricing effect of a greater proportion of sales of single-serve packages was offset by moderate decreases in pricing of take-home packages. Beer pricing increased, reflecting industry trends and an increase in the proportion of premium beer sales to total beer sales. Contract net sales for the year ended December 31, 1997 increased 8.9% compared to the same period in 1996. As a result of the foregoing, net sales for the year ended
December 31, 1997 increased 3.5% to $323.2 million compared to $312.3 million for the same period in 1996.

    Cost of sales for the year ended December 31, 1997 increased to $216.6 million compared to $215.1 million for the same period in 1996. The increase was due primarily to an increase in franchise case sales offset by a decrease in the unit prices paid by the Company for certain soft drink raw materials, primarily packaging materials and sweetener. In addition, the significant increase in the contract packaging business had the effect of reducing average unit cost of sales by spreading fixed manufacturing costs over a greater volume. As a percentage of net sales, cost of sales for the year ended December 31, 1997 decreased to 67.0% compared to 68.9% for the same period in 1996. The improved margin associated with single-serve packages of soft drinks and premium beer brands and increased franchise case sales resulted in gross profit for the year ended December 31, 1997 of $106.7 million or 9.7% greater than the gross profit of $97.2 million for the same period in 1996.

    Selling, general and administrative expenses for the year ended December 31, 1997 increased to $83.3 million compared to $76.9 million for the same period in 1996. Selling, general and administrative expenses are comprised of selling, distribution and warehousing expenses ("S&D"), advertising and marketing expenses ("A&M"), and general and administrative expenses ("G&A"). All categories grew at a rate consistent with sales growth, reflecting the effect of leveraging fixed costs against higher unit volumes, partially offset by increases in S&D due to expenses related to and placement of equipment dedicated to single-serve packages of soft drinks.

In addition, the increase reflected increases in G&A due to provisions for incentive compensation plans based on the attainment of targeted performance. The level of expenditure for such incentives in 1997 exceeded comparable expenditures during 1996 by approximately $2.3 million.

    As a result of the above factors, income from operations for the year ended December 31, 1997 increased to $19.7 million, or 6.1% of net sales, compared to $16.7 million, or 5.3% of net sales, for the same period in 1996.

    Interest expense for the year ended December 31, 1997 increased to $17.9 million from $15.1 million for the same period in 1996. The increase was due to the higher interest rates associated with the December 1996 refinancing of the Company's senior debt and the effect of payment in kind of interest on the subordinated debt. The total debt service requirements of the Company have been reduced through elimination of current principal payments on senior indebtedness.

    The Company's effective income tax rate differs from statutory rates primarily due to the non-tax-deductibility of franchise cost amortization and, in interim periods of a fiscal year due to the application of a projected annual effective income tax rate.

    As a result of the above factors, the Company generated income before income taxes and minority interest of $1.8 million for the year ended December 31, 1997 compared to $900,000 for the same period in 1996.

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

    The Company's effective income tax rate differs from statutory rates primarily due to the non-tax deductibility of franchise cost amortization and, in interim periods of a fiscal year due to the application of a projected annual effective income tax rate.

    As a result of the above factors, the Company generated income before income taxes, minority interest and an extraordinary item of $900,000 for the year ended December 31, 1996 compared to a loss before income taxes and minority interest of $2.8 million for the same period in 1995.

    On December 17, 1996, the Company retired existing senior debt with proceeds from the issuance of the Notes. Financing costs related to the retired debt of $1.5 million after consideration of income tax benefits were written off as an extraordinary charge.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The Company is highly leveraged, although there are no significant reductions in debt scheduled before December 2003. The Company's principal use of funds until 2003 will be the payment of interest and investment in capital assets and strategic acquisitions. It is expected that the Company's primary sources of funds for its future activities will be operations. While the Company does not currently anticipate utilizing the funds available under its Credit Agreement for other than seasonal working capital requirements, such funds may be used to augment operating cash flow. Pursuant to the Credit Agreement, the Company has a borrowing capacity of up to $30.0 million, including $10.0 million available for the issuance of letters of credit. At December 31, 1997, letters of credit of $9.1 million have been issued and the Credit Agreement had not been drawn upon. The Credit Facility will mature in 2001.

    The Company had cash of $4.7 million and working capital of $35.4 million at December 31, 1997, compared to cash of $12.2 million and working capital of $23.7 million at December 31, 1996. Working capital represents current assets (excluding cash and cash equivalents) less current liabilities (excluding advances under the Credit Agreement and current maturities of long-term debt and other liabilities).

    The $7.5 million decrease in cash from December 31, 1996 to December 31, 1997 resulted from net cash provided by operations of $10.2 million less cash used in investing activities of $16.2 million and less cash used in financing activities of $1.5 million during the year. The cash provided by operations was net of a $10.2 million increase in working capital. During 1996, working capital was reduced by $5.8 million, as the Company was able to accelerate receipt of certain reimbursements from franchisors that are classified as receivables and held inventory build-up to a minimum. Such actions were taken in 1996 to respond to an inadequate credit line that existed before the 1996 refinancing and to provide for payment of accrued interest that was due in the period. The increase in working capital in 1997 reflects a resumption of more typical reimbursements patterns. Inventory levels increased in 1997 as the result of maintaining levels necessary to service the increases in contract sales.

    Cash used in investing activities of $16.2 million in the year ended December 31, 1997 was a $3.6 million increase over the cash used during 1996, which included $3.1 million used for acquisitions of businesses and franchise rights during 1996. Cash used in investing activities included capital expenditures of $15.0 million in the year ended December 31, 1997, a $6.0 million increase over capital expenditures in 1996. The increase in capital expenditures was primarily related to marketing equipment for single-serve packages of soft drinks.

    Financing activities in the year ended December 31, 1997 required $1.5 million in net cash which represented a $3.4 million decrease from the $4.9 million in net cash used in 1996. The reduction in cash used was the result of relief from principal reductions and expenses related to senior debt.

    Management believes that the Company's production facilities will be sufficient to meet anticipated unit growth for the next several years. Accordingly, management anticipates the capital expenditures in respect of such facilities will consist of expenditures to maintain operating efficiency. Capital expenditures will be required primarily for the Company's automobile and truck fleet, vending machines, and routine plant, bottling, and canning equipment additions or maintenance. During the years ended December 31, 1997 and 1996, capital expenditures totaled $15.0 million and $9.0 million respectively. The Company anticipates that capital expenditures will approximate $15.0 million for 1998.

    Based on the Company's anticipated operating results, management believes that the Company's future operating activities will generate sufficient cash flows to repay borrowings under the Credit Agreement as they become due and payable. However, based on such anticipated operating results, management does not expect that the Company's future operating activities will generate sufficient cash flows to repay in their entirety its $120.0 million of Notes payable at their maturity on December 15, 2003. While management believes that the Company will be able to refinance the Notes at or prior to their maturity, or raise sufficient funds through equity or assets sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

    The Company has Subordinated Notes payable with a balance of $43.6 million at December 31, 1997 and which mature on December 23, 2003. However the maturity of the Subordinated Notes can be extended to December 23, 2004 and then to December 23, 2005 if any debt incurred to refinance the 1993 Senior Notes is then outstanding. The Subordinated Notes have an interest rate of 11.0% which can be paid under certain conditions with additional Subordinated Notes ("PIK Notes"). Management expects those conditions will exist at least until April 1998 and that it will make payments of interest in PIK Notes to conserve cash. Management does not expect that the Company's future operating activities will generate sufficient cash flows to repay the Subordinated Notes at their maturity. While management believes that the Company will be able to refinance the Subordinated Notes, including any PIK Notes, at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

YEAR 2000 COMPLIANCE

    The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. PepsiCo has distributed to its franchisees its Year 2000 compliance plan, which the Company intends to use as a framework for the development and implementation of its own Year 2000 compliance plan in 1998. The Company does not expect the cost to modify its information technology infrastructure to be Year 2000 compliant to be material to its consolidated financial condition or results of operations. This assessment is in part due to recent significant upgrades to the Company's data communication network and key data processing hardware, all of which are Year 2000 compliant. Additionally, the Company uses outside vendors to supply its most significant data processing software. These vendors have indicated their products are Year 2000 compliant or will be Year 2000 compliant in the near future. The Company does not currently have any information concerning the Year 2000 compliance status of its key suppliers and customers. In the event that any of the Company's key suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The Company's Year 2000 compliance plan will address the Year 2000 compliance status of key suppliers, customers and other third parties.

INFLATION

    There was no significant impact on the Company's operations as a result of inflation during the fiscal year ended December 31, 1997, or during the fiscal years ended December 31, 1996 or 1995.

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


ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            INDEX TO FINANCIAL STATEMENTS

 DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY                                Page
 -----------------------------------------                                ----

 AUDITED FINANCIAL STATEMENTS

     Report of Independent Public Accountants.............................  28

     Consolidated Balance Sheets as of December 31, 1996 and 1997.........  29

     Consolidated Statements of Operations for the years ended
     December 31, 1995, 1996 and 1997.....................................  31

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997...............................  32

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1995, 1996 and 1997.....................................  33

     Notes to Consolidated Financial Statements...........................  34

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ----------------------------------------



To Delta Beverage Group, Inc.:

We have audited the accompanying consolidated balance sheets of DELTA BEVERAGE GROUP, INC. (a Delaware corporation) and subsidiary as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delta Beverage Group, Inc. and subsidiary as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                        /s/ ARTHUR ANDERSEN LLP


Memphis, Tennessee,
March 2, 1998.

                      DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                  AS OF DECEMBER 31

                                (Dollars in thousands)


                       ASSETS                                                1996           1997
                       ------                                             ---------     ---------
CURRENT ASSETS:
  Cash and cash equivalents                                               $  12,171     $   4,680
  Receivables, net of allowance for doubtful accounts of $500 and $562
       Trade                                                                 16,657        19,644
       Marketing and advertising                                              5,853         7,228
       Other                                                                  1,842         2,924
  Inventories, at cost (Note 4)                                              14,372        18,153
  Shells, tanks and pallets, at deposit value                                 5,669         6,340
  Prepaid expenses and other                                                    474           986
  Deferred income taxes (Note 6)                                              4,131         5,747
                                                                          ---------     ---------
         Total current assets                                                61,169        65,702
                                                                          ---------     ---------

PROPERTY AND EQUIPMENT:
  Land                                                                        4,639         4,639
  Buildings and improvements                                                 15,706        16,286
  Machinery and equipment                                                    80,286        90,211
                                                                          ---------     ---------
                                                                            100,631       111,136
  Less accumulated depreciation and amortization                            (52,407)      (55,880)
                                                                          ---------     ---------
                                                                             48,224        55,256
                                                                          ---------     ---------

OTHER ASSETS:
  Cost of franchises in excess of net assets acquired,
       net of accumulated amortization of $47,007 and $50,652               116,336       112,634
  Deferred income taxes (Note 6)                                             22,767        19,481
  Deferred financing costs and other                                          6,831         7,841
                                                                          ---------     ---------
                                                                            145,934       139,956
                                                                          ---------     ---------
                                                                           $255,327      $260,914
                                                                          ---------     ---------
                                                                          ---------     ---------

           The accompanying notes are an integral part of these statements.

                     DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 AS OF DECEMBER 31

                     (Dollars in thousands, except share data)


            LIABILITIES AND STOCKHOLDERS' EQUITY                     1996                1997
            ------------------------------------                    ------              ------
CURRENT LIABILITIES:
  Current maturities of long-term debt and other liabilities         $    529            $    215
  Accounts payable                                                      9,038               9,530
  Accrued liabilities (Note 5)                                         16,261              16,088
                                                                     --------            --------
       Total current liabilities                                       25,828              25,833
                                                                     --------            --------

LONG-TERM DEBT AND OTHER LIABILITIES (Note 7)                         163,747             170,189

MINORITY INTEREST                                                       5,303               4,575

COMMITMENTS AND CONTINGENCIES (Notes 9 and 12)

STOCKHOLDERS' EQUITY (Note 8):
  Preferred stock-
       Series AA, $5,000 stated value, 30,000 shares authorized,
         5,467.27 and 5,802.77 shares issued and
         outstanding                                                   27,336              29,014
  Common stock-
       Voting, $.01 par value, 60,000 shares authorized,
         20,301.87 shares issued and outstanding                           --                  --
       Nonvoting, $.01 par value, 35,000 shares authorized,
         32,949.93 shares issued and outstanding                           --                  --
  Additional paid-in capital                                          115,765             115,765
  Accumulated deficit                                                 (82,639)            (84,456)
  Deferred compensation (Note 11)                                         (13)                 (6)
                                                                     --------            --------
                                                                       60,449              60,317
                                                                     --------            --------
                                                                     $255,327            $260,914
                                                                     --------            --------
                                                                     --------            --------

          The accompanying notes are an integral part of these statements.

                     DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED DECEMBER 31

                               (Dollars in thousands)


                                                                              1995           1996           1997
                                                                            --------       --------       --------
OPERATIONS:
  Net sales                                                                 $284,709       $312,284       $323,221
  Cost of sales                                                              198,777        215,085        216,560
                                                                            --------       --------       --------
    Gross profit                                                              85,932         97,199        106,661

  Selling, general and administrative expenses                                71,802         76,883         83,344
  Amortization of franchise costs and other intangibles                        3,576          3,664          3,648
                                                                            --------       --------       --------
    Operating income                                                          10,554         16,652         19,669
                                                                            --------       --------       --------

OTHER EXPENSES (INCOME):
  Interest                                                                    13,254         15,094         17,865
  Other, net                                                                      75            620            (32)
                                                                            --------       --------       --------
                                                                              13,329         15,714         17,833
                                                                            --------       --------       --------

INCOME (LOSS) BEFORE INCOME TAXES,
 MINORITY INTEREST AND EXTRAORDINARY ITEM                                     (2,775)           938          1,836

  Income tax provision                                                        (1,641)        (1,745)        (2,040)
  Minority interest, net of taxes                                                464             48             65
                                                                            --------       --------       --------

LOSS BEFORE EXTRAORDINARY ITEM                                                (3,952)          (759)          (139)

  Extraordinary item - loss on extinguishment
   of debt, net of income tax benefit of $953 (Note 7)                            --         (1,519)            --
                                                                            --------       --------       --------

NET LOSS                                                                    $ (3,952)      $ (2,278)    $     (139)
                                                                            --------       --------       --------
                                                                            --------       --------       --------

          The accompanying notes are an integral part of these statements.

                     DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                               (Dollars in thousands)



                                       PREFERRED STOCK                               COMMON STOCK
                                    ----------------------      ---------------------------------------------------------
                                          SERIES AA                       VOTING                         NONVOTING
                                    ----------------------      --------------------------     --------------------------
                                      NUMBER                      NUMBER                        NUMBER
                                    OF SHARES       AMOUNT      OF SHARES           AMOUNT     OF SHARES           AMOUNT
                                    ---------       ------      ----------          ------     ---------           ------

BALANCE AT DECEMBER 31, 1994        4,853.35        $24,267      20,301.87            $ --     32,949.93           $  --

  Preferred stock dividends           297.83          1,489             --              --            --              --

  Recognition of expense under
  deferred compensation plan              --            --              --              --            --              --

  Net loss                                --            --              --              --            --              --
                                    ---------        ------     ----------          ------     ---------           ------

BALANCE AT DECEMBER 31, 1995        5,151.18         25,756      20,301.87              --     32,949.93              --

  Preferred stock dividends           316.09          1,580             --              --            --              --

  Recognition of expense under
  deferred compensation plan              --             --             --              --            --              --

  Net loss                                --             --             --              --            --              --
                                    ---------        ------     ----------          ------     ---------           ------

BALANCE AT DECEMBER 31, 1996        5,467.27         27,336      20,301.87              --     32,949.93              --

  Preferred stock dividends           335.50          1,678             --              --            --              --

  Recognition of expense under
  deferred compensation plan              --             --             --              --            --              --

  Net loss                                --             --             --              --            --              --
                                    ---------        ------     ----------          ------     ---------           ------

BALANCE AT DECEMBER 31, 1997        5,802.77        $29,014      20,301.87          $   --     32,949.93           $  --
                                    ---------       ------      ----------          ------     ---------           ------
                                    ---------       ------      ----------          ------     ---------           ------


          The accompanying notes are an integral part of these statements.



                                    ADDITIONAL
                                     PAID-IN      ACCUMULATED       DEFERRED
                                     CAPITAL        DEFICIT       COMPENSATION     TOTAL
                                    --------       ---------      ------------    ---------

BALANCE AT DECEMBER 31, 1994        $115,765       $(73,340)          $(32)       $66,660

  Preferred stock dividends               --         (1,489)            --             --

  Recognition of expense under
  deferred compensation plan              --             --             10             10

  Net loss                                --         (3,952)            --         (3,952)
                                    --------       ---------      ------------    ---------

BALANCE AT DECEMBER 31, 1995         115,765        (78,781)           (22)        62,718

  Preferred stock dividends               --         (1,580)             -             --

  Recognition of expense under
  deferred compensation plan              --              -              9              9

  Net loss                                --         (2,278)            --         (2,278)
                                    --------       ---------      ------------    ---------

BALANCE AT DECEMBER 31, 1996         115,765        (82,639)           (13)        60,449

  Preferred stock dividends               --         (1,678)             -             --

  Recognition of expense under
  deferred compensation plan              --             --              7              7

  Net loss                                --           (139)            --           (139)
                                    --------       ---------      ------------    ---------

BALANCE AT DECEMBER 31, 1997        $115,765       $(84,456)         $  (6)       $60,317
                                    --------       ---------      ------------    ---------
                                    --------       ---------      ------------    ---------


          The accompanying notes are an integral part of these statements.

                     DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31
                             (Dollars in thousands)


                                                                     1995           1996           1997
                                                                  ---------      ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(3,952)      $ (2,278)       $  (139)
  Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amortization                               9,687         10,314         11,441
         Noncash interest on long-term debt                          4,048          4,891          5,514
         Write-off of deferred financing fees                           --          2,472             --
         Change in deferred income taxes                             1,622            357          1,670
         Minority interest expense (income), before taxes             (564)            98             70
         Net expense (payments) under deferred
            compensation plans                                        (956)            (3)         1,812
         Changes in current assets and liabilities:
            Receivables                                              4,875          3,426         (5,444)
            Inventories                                              6,150           (692)        (3,781)
            Shells, tanks and pallets, at deposit value             (1,091)          (147)          (671)
            Prepaid expenses and other                                  27            665           (512)
            Accounts payable and accrued liabilities                (6,044)         2,606            198
         Redemption of investments                                      15             --             --
                                                                  --------       --------        -------
              Net cash provided by operating activities             13,817         21,709         10,158
                                                                  --------       --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (10,726)        (8,964)       (14,988)
  Purchases of other assets                                           (919)          (594)        (1,625)
  Acquisitions of businesses (Note 3)                              (13,549)        (1,130)            --
  Purchase of franchise rights (Note 3)                                 --         (1,994)            --
  Proceeds from sales of property and equipment                         --             --            388
  Collections on note receivable                                       163            110             --
  Other                                                                 --             --             37
                                                                  --------       --------        -------
              Net cash used in investing activities                (25,031)       (12,572)       (16,188)
                                                                  --------       --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                              --        120,000             --
  Borrowings under revolving line of credit                         35,250             --         12,000
  Payments on revolving line of credit                             (18,000)            --        (12,000)
  Retirement of long-term debt                                          --       (111,250)            --
  Payment of deferred financing costs                                 (237)        (5,946)           (78)
  Principal payments on long-term debt and other
       liabilities                                                  (7,406)        (7,703)          (585)
  Cash distribution to minority interest holder                         --             --           (798)
                                                                  --------        --------       -------
              Net cash provided by (used in) financing
                  activities                                         9,607         (4,899)        (1,461)
                                                                  --------       --------        -------

CHANGE IN CASH AND CASH EQUIVALENTS                                 (1,607)         4,238         (7,491)
CASH AND CASH EQUIVALENTS, beginning of year                         9,540          7,933         12,171
                                                                  --------       --------        -------
CASH AND CASH EQUIVALENTS, end of year                            $  7,933       $ 12,171        $ 4,680
                                                                  --------       --------        -------
                                                                  --------       --------        -------

          The accompanying notes are an integral part of these statements.

                     DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     ORGANIZATION AND NATURE OF OPERATIONS:

Delta Beverage Group, Inc. ("Delta") and the partnership described below (collectively, the "Company") are licensed bottlers and distributors of beverage products, principally Pepsi-Cola and Seven-Up products, in the mid-southern United States. The franchise territories cover portions of Arkansas, Louisiana, Mississippi, Tennessee and Texas. The partnership also distributes alcoholic malt beverages in southern Louisiana.

The Pepsi-Cola/Seven-Up Beverage Group of Louisiana (the "Joint Venture") is a partnership between Delta and Poydras Street Investors, L.L.C. ("Poydras"). Delta's percentage ownership is 62% and Poydras' percentage ownership is 38%. Beginning January 1, 2000, Delta can purchase the percentage interest of Poydras at fair market value (as defined).

The Joint Venture's operations and net assets are consolidated with those of Delta in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. Poydras' share of the Joint Venture's income (loss) and net assets is reflected as a minority interest in the accompanying consolidated financial statements.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ACCOUNTING ESTIMATES-

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

CASH AND CASH EQUIVALENTS-

Cash and cash equivalents include temporary investments in short-term securities with original maturities of three months or less.

PROPERTY AND EQUIPMENT-

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

INTANGIBLES AND OTHER ASSETS-

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

INCOME TAXES-

The Company uses the liability method of accounting for deferred income taxes. Accordingly, deferred income taxes reflect both the estimated future tax consequences attributable to operating loss and tax credit carryforwards, and temporary differences between the Company's assets and liabilities for financial reporting and income tax purposes, using income tax rates currently in effect.

SUPPLEMENTAL CASH FLOW INFORMATION-

During 1995, 1996 and 1997, the Company issued additional preferred shares as payment-in-kind dividends on preferred stock of approximately $1,489,000, $1,580,000 and $1,678,000, respectively (see Note 8).

Interest paid in cash during 1995, 1996 and 1997 was approximately $8,900,000, $12,363,000 and $12,281,000, respectively. Income taxes of approximately $316,000, $177,000 and $247,000 were paid in 1995, 1996 and 1997, respectively.

CONCENTRATION OF CREDIT RISK-

The Company's business activities are concentrated within the mid-southern United States. However, management believes that there are no significant concentrations of credit risk with any individual party or groups of parties.

FAIR VALUES OF FINANCIAL INSTRUMENTS-

The estimated fair values of the Company's financial instruments, except for fixed rate long-term debt, approximate their carrying amounts. For fixed rate long-term debt, fair value was estimated based on the current rates offered for similar obligations and maturities. The estimated fair value of total long-term debt and other liabilities was approximately $178 million at December 31, 1997 and $168 million at December 31, 1996, compared to a recorded value of approximately $170 million at December 31, 1997 and $164 million at December 31, 1996.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT-

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement established new standards for computing and presenting earnings per common share. The adoption of this statement eliminated the Company's requirement to present earnings per share data.

RECLASSIFICATIONS -

Certain prior year balances have been reclassified to conform to the current year presentation.

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

In April 1995, the Joint Venture acquired substantially all of the assets of Miller Brands of Greater New Orleans, Inc. In July 1995, the Joint Venture acquired certain assets of Svoboda Distributing Company, Inc. Both businesses acquired were engaged in the wholesale distribution of alcoholic beverages, primarily Miller Brewing Company products, in the greater New Orleans, Louisiana area. The aggregate purchase price for the assets of both acquisitions, consisting primarily of inventories; land, buildings and equipment; and distribution rights, included approximately $13,550,000 cash, a $900,000 deferred obligation payable upon the Miller business in New Orleans achieving an annual $8,000,000 gross profit, and a marketing support obligation described below. The $900,000 deferred obligation is expected to be paid in 1999.

In connection with the 1996 acquisition of Delta Distributing Company and the 1995 acquisitions described above, the Joint Venture entered into marketing support agreements with Miller Brewing Company's advertising agency for the general promotion of Miller products in the greater New Orleans area. The marketing support obligations have been capitalized and are being amortized.

The acquisitions described above were accounted for as purchases, and the Company's consolidated results of operations include the results of the acquisitions since their respective purchase dates. Costs of the franchises in excess of net assets acquired of approximately $2,929,000 in 1996, and approximately $5,400,000 in 1995, are being amortized evenly over 40 years.

The impact of the 1996 acquisitions on the Company's consolidated results of operations was not material. The following unaudited pro forma financial information reflects the combined results of operations of the Company and the 1995 acquisitions discussed above as if the transactions occurred as of the beginning of 1995. The pro forma adjustments are based on available information, purchase price allocations and certain assumptions that the Company believes are reasonable. The pro forma information does not purport to represent the actual results of operations if the transactions described above had occurred at the beginning of the year presented. In addition, the information may not be indicative of future results.

  In thousands of dollars, for the year ended December 31, 1995 (unaudited):


  Net sales                                                  $295,700
  Net loss                                                     (4,306)


4.     INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out method) or market and included the following at December 31 (in thousands of dollars):

                                                1996            1997
                                               -------        -------
  Raw materials                                $ 2,736        $ 4,988
  Finished goods                                11,636         13,165
                                               -------        -------
                                               $14,372        $18,153
                                               -------        -------
                                               -------        -------

5.     ACCRUED LIABILITIES:

Accrued liabilities consisted of the following at December 31 (in thousands of dollars):


                                                 1996           1997
                                               -------        -------

  Payroll and related benefits                $  2,134       $  2,841
  Income and other taxes                         2,897          2,689
  Insurance and related costs                    4,520          4,203
  Interest                                       1,576          1,768
  Marketing and advertising costs                4,771          4,180
  Other                                            363            407
                                               -------        -------
                                               $16,261        $16,088
                                               -------        -------
                                               -------        -------



6.     INCOME TAXES:

At December 31, 1997, the Company had federal income tax net operating loss carryforwards of approximately $27,074,000 which had been incurred since the predecessor business was acquired in March 1988. These net operating loss carryforwards expire through 2007. In addition, as of December 31, 1997, the Company had similar net operating loss and tax credit carryforwards of approximately $9,927,000 and $1,187,000, respectively, which were incurred prior to March 1988. Effective at that date, the predecessor business was acquired in a transaction accounted for as a purchase. The Internal Revenue Code limits the Company's utilization of the acquired net operating loss and tax credit carryforwards to approximately $3,000,000 per year. These net operating loss and tax credit carryforwards may be used through 2003.

The Company has recognized deferred income tax assets for the estimated future income tax benefits of the pre- and post-acquisition net operating loss and tax credit carryforwards that are expected to be realized through the reduction of future taxable income from operations within the carryforward periods.

Deferred income taxes were composed of the following at December 31 (in thousands of dollars):

                                                 1996            1997
                                                ------          ------
  Current deferred income tax assets            $ 4,131        $ 5,747
  Noncurrent deferred income tax assets          27,828          25,109
                                                -------         -------
                                                 31,959          30,856
                                                -------         -------
  Noncurrent deferred income tax
   liabilities                                   (5,061)         (5,628)
                                                -------         -------
                                                $26,898         $25,228
                                                -------         -------
                                                -------         -------

The tax effects of significant temporary differences representing deferred income tax assets and liabilities at December 31, 1996 and 1997 were as follows (in thousands of dollars):

                                                      1996          1997
                                                     ------        ------

  Net operating loss and tax credit carryforwards   $17,590        $14,213
  Basis difference in preferred stock and
      common stock                                    8,154          8,120
  Difference in book and tax basis of property
      and equipment, deferred financing costs
      and other assets                               (4,841)        (4,590)
  Deferred interest on subordinated debt,
      deferred compensation and reserves
      not currently deductible for income
      tax purposes                                    5,995          7,485
                                                    -------        -------
                                                    $26,898        $25,228
                                                    -------        -------
                                                    -------        -------

Income tax provision recorded in the consolidated statements of operations, net of taxes applicable to minority interest and extraordinary item, was as follows (in thousands of dollars):

                                        1995          1996          1997
                                       ------        ------        ------
  Current                              $   --        $  (289)      $  (235)
  Deferred                              (1,641)       (1,456)       (1,805)
                                       -------       -------       -------
                                       $(1,641)      $(1,745)      $(2,040)
                                       -------       -------       -------
                                       -------       -------       -------

Included in the 1995 income tax provision was a valuation allowance of $1,645,000 for deferred income tax assets relating to various state tax net operating loss carryforwards that had or were expected to expire before the carryforwards could be realized. In 1996, the valuation allowance was eliminated against the related deferred income tax assets as the state tax net operating loss carryforwards fully expired.

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate to income or loss before income taxes is as follows:

                                               1995          1996        1997
                                              ------        ------      ------
  Statutory federal income tax rate            34.0%         (34.0)%      (34.0)%
  State income taxes, net of federal benefit    4.0           (4.6)        (4.5)
  Franchise cost amortization                 (46.4)        (138.0)       (70.4)
  Meals and entertainment disallowance           --           (8.4)        (4.9)
  State tax credits                              --             --          5.2
  Valuation allowance                         (59.3)            --           --
  Other, net                                    8.6           (1.0)        (2.5)
                                              -----         ------       ------
                                              (59.1)        (186.0)%     (111.1)%
                                              -----         ------       ------
                                              -----         ------       ------

7.     LONG-TERM DEBT AND OTHER LIABILITIES:

Long-term debt and other liabilities consisted of the following at December 31 (in thousands of dollars):

                                                             1996          1997
                                                             ------        ------
  Senior notes payable, 9.75%, due
       December 16, 2003                                     $120,000       $120,000

  Subordinated notes payable, 11%, due
       December 23, 2003                                       39,209         43,640

  Note payable to Poydras, interest at the
       prime rate plus 1% (9.25% and 9.50% at
       December 31, 1996 and 1997, respectively),
       due December 31, 2007                                    1,839          1,839

  Other long-term debt (due to previous owners of
       acquired beverage companies under noncompete
       agreements and notes payable, equipment
       purchase contracts and mortgage notes payable),
       6% to 15%, payable through 1998                            227             58

  Capital lease obligations, 10.89%, due
       in monthly installments through May 1999                   412            202

  Marketing support obligation, imputed interest
       at 8.25% to 8.75%, payments due quarterly through
       June 30, 2000                                              693            489

  Obligations under deferred compensation plans                   996          3,276

  Deferred purchase obligation (see Note 3)                       900            900
                                                             --------       --------
                                                              164,276        170,404
  Less current maturities                                        (529)          (215)
                                                             --------       --------
                                                             $163,747       $170,189
                                                             --------       --------
                                                             --------       --------


In December 1996, the Company placed $120 million of new senior notes and executed a new $30 million bank revolving line of credit. The net proceeds of the debt offering were used primarily to retire the Company's prior senior notes and the amounts outstanding under the Company's prior revolving line of credit.

In a registration statement filed with the Securities and Exchange Commission under the Securities Act of 1933 and declared effective on February 12, 1997, the Company exchanged the $120 million senior notes for new $120 million senior notes. The new senior notes retained the same interest rate, maturity date and ranking as the original senior notes. The Company did not receive any cash proceeds from this transaction.

The senior notes are general unsecured obligations of the Company and are senior to all existing and future subordinated indebtedness of the Company. Interest on the senior notes is payable semi-annually on June 15 and December 15.

The new bank revolving line of credit matures on December 16, 2001 and bears interest, at Delta's option, at LIBOR or a defined margin over the higher of
(1) the bank's prime rate or (2) the federal funds rate plus .5%. Borrowings are limited to the sum of approximately 80% of Delta's eligible receivables and approximately 50% of Delta's eligible inventory. The line of credit includes a $10 million limit for the issuance of letters of credit; the letter of credit facility fee is based on the Eurodollar applicable margin less .125%. The agreement also provides for a fee on the unused commitment ranging from .25% to
 .50%. Borrowings under the line of credit are secured by Delta's accounts receivable and inventory. Interest and commitment fees are payable quarterly. There were no borrowings outstanding under the revolving line of credit as of December 31, 1996 and 1997.

In connection with the debt placement described above, the Company incurred financing fees of approximately $4,885,000. These fees have been capitalized and are being amortized over the terms of the related debt agreements. Deferred financing costs relating to debt retired in 1996 of approximately $2,472,000 were written off. This write-off, less a related income tax benefit of approximately $953,000, is reported as an extraordinary item in the 1996 consolidated statement of operations.

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

Interest on the subordinated notes is due semi-annually on April 1 and October 1, and may be paid in cash or, at the option of the Company, by the issuance of additional subordinated notes ("PIK Notes"). The PIK Notes bear interest at 11% or 15% depending upon whether the terms of the note agreement would have permitted the Company to pay any portion of the interest in cash. The Company issued additional subordinated notes of approximately $3,982,000 and $4,431,000 under this provision in 1996 and 1997, respectively. These additional notes bear interest at 11% and are included with subordinated notes payable in the preceding table.

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

Scheduled maturities of long-term debt and other liabilities during the four years subsequent to 1998 are as follows (in thousands of dollars):

            Year            Amount
            ----            ------
            1999            $1,188
            2000               154
            2001                34
            2002                --

8.     STOCKHOLDERS' EQUITY:

PREFERRED STOCK-

Authorized preferred stock consists of 30,000 designated Series AA preferred shares. The Series AA preferred stock does not contain voting rights. Series AA preferred stockholders receive cumulative dividends at an annual rate of 6% based on the $5,000 stated value per share. The rate will increase 2% annually beginning October 1, 2004, but is limited to a cumulative increase of 8%. Dividends are payable quarterly in cash or in additional shares of Series AA preferred stock. The Company is obligated to pay the dividends in cash once the senior notes are retired. The preferred stock dividends for 1995, 1996 and 1997 were paid with additional preferred shares and are included in stockholders' equity at December 31, 1995, 1996 and 1997. So long as the Series AA preferred stock is outstanding, the Company cannot declare or pay dividends on its common stock.

In the event of a liquidation, Series AA preferred stockholders have a $5,000 per share liquidation preference.

VOTING COMMON STOCK-

Voting common stock consists of 60,000 authorized shares.

NON-VOTING COMMON STOCK-

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

9.     LEASES:

The Company leases certain buildings and other facilities, vehicles and equipment under agreements expiring through 2009. Future minimum rental payments under all noncancellable operating leases with initial or remaining lease terms of one year or more were as follows at December 31, 1997 (in thousands of dollars):

            1998            $ 3,406
            1999              2,673
            2000              1,531
            2001              1,002
            2002                501
            Thereafter        1,333
                            -------
                            $10,446
                            -------
                            -------

Total rent expense during 1995, 1996 and 1997 was approximately $3,158,000, $3,587,000 and $4,252,000, respectively.

10.    RELATED PARTY TRANSACTIONS:

The Company has entered into a management agreement with a company controlled by three individuals who own shares of the Company's common stock. For services performed pursuant to the management agreement, the Company pays that company a management fee and a transaction fee. Management fees of approximately $520,000, $533,000 and $551,000 were paid to that company during 1995, 1996 and 1997, respectively. The transaction fee is payable upon the acquisition of additional franchises and is equal to 1.5% of the acquisition cost of such franchises. Affiliates of the management company also own common stock of the Company.

11.    EMPLOYEE BENEFITS:

The Company sponsors a defined contribution employee benefit plan (the "Plan") which covers all eligible full-time employees. Prior to April 1, 1997, employees who participated in the plan could defer up to 10% of their salaries and wages and receive matching payments by the Company of 50% of those deferrals, limited to annual employer contributions of $500 per employee. Effective April 1, 1997, the Plan was amended to increase the maximum employee deferral percentage to 15% and maximum annual employer contributions to $1,000 per employee. The Company's contributions were approximately $231,000 for 1995, $257,000 for 1996 and $581,000 for 1997.

The Company also maintains a nonqualified deferred compensation plan which is available for certain executives of the Company, as selected by the Company's board of directors. Executives who participate in the plan may elect to defer a percentage of their compensation (as defined), subject to limitations imposed by the Internal Revenue Service and the Company, and are eligible to receive discretionary contributions from the Company. Employee deferrals and employer discretionary contributions are held in a trust restricted from the general assets of the Company. Restricted assets held in trust, included in other assets in the accompanying consolidated balance sheet, totaled approximately $756,000 and $1,225,000 at December 31, 1996 and 1997,
respectively.

The Company has a restricted stock bonus plan under which executives and key employees may be awarded shares of the Company's common stock. All shares granted contain restrictions on sale or transfer; these restrictions lapse over an eleven-year period. A maximum of 250 shares of common stock may be awarded under this plan. At December 31, 1996 and 1997, 22 restricted shares were outstanding, all of which were held by an officer.

The Company maintains a phantom stock plan available to certain key members of management. This plan allows eligible executives to participate in the continued success of the Company based upon the annual appreciation in the equity value of the Company, as defined. The equivalent of 38,200 shares have been granted under this plan. Each phantom stock award vests over a three-year period, and is payable in cash or shares of the Company's common stock upon the earlier of the participant's death, disability, termination or retirement. Each participant is subject to a noncompete and nonsolicitation restriction in consideration of the share equivalent grant. All grants contain restrictions on assignment or transfer. There was no appreciation in the equity value of the Company, as defined, in 1995 or 1996. Effective December 31, 1997, the phantom stock plan was amended to redefine the beginning equity value upon which appreciation in the equity value of the Company is determined. As a result, in 1997 the Company recorded approximately $1,900,000 of expense attributable to benefits earned under the amended plan.

12.    CERTAIN SIGNIFICANT ESTIMATES:

SELF INSURANCE-

The Company maintains self insurance reserves for estimated workers' compensation and product, automobile and general liability claims. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for items such as medical costs, environmental hazards and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term.

As of December 31, 1996 and 1997, the Company had $7,123,994 and $9,123,994
in outstanding letters of credit to secure the obligations to insurance companies for workers' compensation and product, automobile and general liability claims.

LOSS CONTINGENCIES-

The Company is subject to various litigation, claims and assessments arising in the normal course of business. Management believes that the ultimate resolution of these matters, either individually or in the aggregate, will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

DEFERRED INCOME TAX ASSETS-

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

                             FINANCIAL STATEMENT SCHEDULE

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON FINANCIAL STATEMENT SCHEDULE


To Delta Beverage Group, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Delta Beverage Group, Inc. and its subsidiary included in this Form 10-K and have issued our report thereon dated March 2, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                       /s/ ARTHUR ANDERSEN LLP


Memphis, Tennessee,
March 2, 1998

                      DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                    (In thousands)

                                         BALANCE AT  DEDUCTIONS                           BALANCE AT
                                          BEGINNING  (ADDITIONS)                WRITE-      END OF
                                          OF PERIOD  TO EARNINGS  RECOVERIES     OFFS       PERIOD
                                         ----------  -----------  ----------   --------   ----------
Allowance for doubtful accounts
  for the year ended December 31, 1995      $ 461       $ 271       $ 321       $(620)      $ 433
                                            -----       -----       -----       -----       -----
                                            -----       -----       -----       -----       -----
Allowance for doubtful accounts
  for the year ended December 31, 1996      $ 433       $  90       $ 539       $(562)      $ 500
                                            -----       -----       -----       -----       -----
                                            -----       -----       -----       -----       -----

Allowance for doubtful accounts
  for the year ended December 31, 1997      $ 500       $(439)      $ 596       $ (95)      $ 562
                                            -----       -----       -----       -----       -----
                                            -----       -----       -----       -----       -----

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                     PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information with respect to the directors and executive officers of the Company as of March 30, 1998. All directors of the Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Executive officers are elected by the board of directors to hold office until their successors are elected and qualified.

 Name                        Age    Position(s) With Company
 ----                        ---    ------------------------
 Robert C. Pohlad            43     Chief Executive Officer and Director

 John F. Bierbaum            53     Chief Financial Officer, Vice President and Director

 Kenneth E. Keiser           46     President and Chief Operating Officer

 Bradley J. Braun            43     Vice President, Finance and Assistant Secretary

 Jay S. Hulbert              44     Vice President, Operations

 Michael G. Naylor           37     Vice President, General Manager

 Charles M. Pullias          48     Vice President, General Manager

 Raymond R. Stitle           43     Vice President, Human Resources

 Donald E. Benson            67     Chairman of the Board

 John H. Agee                49     Director

 Christopher E. Clouser      45     Director

 Philip N. Hughes            62     Director

 Philip A. Marineau          51     Director

 Gerald A. Schwalbach        53     Director

 John F. Woodhead            58     Director

    ROBERT C. POHLAD. Mr. Pohlad has served as director and Chief Executive Officer of the Company since 1988. Since 1987, Mr. Pohlad has also served as President of the Pohlad Companies, a holding and management services company, which has an ownership interest in and provides management services to the Company. Prior to 1987, Mr. Pohlad was Northwest Area Vice President of the Pepsi-Cola Bottling Group. Mr. Pohlad also currently serves as a director for Mesaba Holdings, Inc. and Grow Biz International, Inc., and Airtran Holdings, Inc. See "Certain Relationships and Related Transactions -- Management Agreement."

    JOHN F. BIERBAUM. Mr. Bierbaum has served as director of the Company since 1993, and as Chief Financial Officer of the Company since 1988. Mr. Bierbaum is also Chief Financial Officer of the Pohlad Companies, a holding and management services company, which has an ownership interest in and provides management services to the Company. Mr. Bierbaum has been associated with the Pohlad Companies from 1975 to the present in a variety of capacities, including his current position. From 1986 to 1988, Mr. Bierbaum served as Vice President of the Pepsi-Cola Bottling Company of Tampa. See "Certain Relationships and Related

Transactions -- Management Agreement."

    KENNETH E. KEISER. Mr. Keiser joined the Company in his present position in 1990. From 1976 to 1990, he was employed by the Pepsi-Cola Bottling Group in various capacities, including Division Vice President of the Central Division from 1989 to 1990, Vice President of the Minneapolis Area from 1986 to 1989, Director of Corporate Trade Development from 1985 to 1986, Area Vice President of Philadelphia from 1982 to 1985, and various other capacities from 1976 to 1985. See "Certain Relationships and Related Transactions -- Employment Agreement."

    BRADLEY J. BRAUN. Mr. Braun became Vice President of Finance and Assistant Secretary for the Company in 1991. Prior to joining the Company, Mr. Braun served as Controller of the Dakota Beverage Company, Inc., a PepsiCo franchise bottler which is a wholly owned subsidiary of the Pohlad Companies.

    JAY S. HULBERT. Mr. Hulbert joined the Company in 1988 as Director of Operations, and in January 1991 was promoted to his current position of Vice President, Operations. Prior to joining the Company, Mr. Hulbert spent seven years working for the Pepsi-Cola Bottling Group in a variety of capacities.

    MICHAEL G. NAYLOR. Mr. Naylor joined the Company in 1984. In January 1991, Mr. Naylor was promoted to his present position of Vice President, General Manager. From 1984 to 1990 Mr. Naylor served the Company in a variety of capacities, including Regional Sales Manager.

    CHARLES M. PULLIAS. Mr. Pullias joined the Company in 1991 as Vice President of Sales for the Southern Region. In January 1991, Mr. Pullias was promoted to his current position of Vice President, General Manager. Prior to 1991, Mr. Pullias spent ten years working for the Pepsi-Cola Company in Texas in various sales and marketing positions.

    RAYMOND R. STITLE. Mr. Stitle joined the Company in 1988 as Director of Human Resources, and was promoted to his current position of Vice President, Human Resources in January 1991. Prior to joining the Company, Mr. Stitle was employed by Pepsi-Cola USA.

    DONALD E. BENSON. Mr. Benson has been a director of the Company since 1988. Mr. Benson also currently serves as director for Mass Mutual Corporate Investors, Mass Mutual Participation Investors, Mesaba Holdings Inc., National Mercantile Bancorp, Mercantile National Bank. Since 1995, Mr. Benson has also been employed by the Pohlad Companies, a holding and management services company, which has an ownership interest in and provides management services to the Company, and another of its affiliates, CRP Holdings, Inc., a management services company. Mr. Benson has served as Executive Vice President of Marquette Bancshares, Inc., a bank holding company and an affiliate of the Pohlad Companies, since 1993 and with its predecessor organizations since 1968. From 1986 to 1994, Mr. Benson was President and director of MEI Diversified Inc., a holding company with interests in various operating entities. In February 1993, MEI Diversified Inc. filed for Chapter 11 bankruptcy protection. A Plan of Reorganization for MEI Diversified Inc. was confirmed in October 1994, pursuant to which its assets and liabilities were liquidated.

    JOHN H. AGEE. Mr. Agee has been a director of the Company since 1988. Since 1986, Mr. Agee has also been President of ADLER MANAGEMENT CORP., a financial consulting and management services company. Mr. Agee was nominated by Arbeit & Co. and elected to his position by the shareholders of the Company pursuant to a Shareholders' Agreement, dated as of September 23, 1993, as amended and restated (the "Shareholders' Agreement"), among all of the shareholders of the Company, which provides that Arbeit & Co. may nominate one director to the Company's board of directors and that the shareholders will vote for such nominee. See "Certain Relationships and Related Transactions -- Shareholders' Agreement."

    CHRISTOPHER E. CLOUSER. Mr. Clouser has been a director of the Company since 1995. Mr. Clouser is Senior Vice President-Administration of Northwest Airlines, Inc., the world's fourth largest airline, with responsibility for worldwide human resources, corporate communications, advertising, audit and security functions. Prior to joining Northwest Airlines, Mr. Clouser held officer positions with Bell Atlantic Corp., US Sprint Communications Company, and Hallmark Cards, Inc. He currently serves on the board of directors of the Greater Minneapolis Chamber of Commerce, Piper Jaffray Inc., Mesaba Holdings, Inc., Marquette Bancshares, Inc. and the Epilepsy Foundation of America.

    PHILIP N. HUGHES. Mr. Hughes has been a director of the Company since 1988. Mr. Hughes is also owner of Miller Printing, Inc., a commercial printer, Rocket Lube, Inc., a chain of quick-service vehicle lube operations. From 1982 to 1986, Mr. Hughes was a director of MEI Corporation, and from 1983 to 1986 served as Senior Vice President of MEI Corporation. From May 1986 to December 1986, Mr. Hughes was President, MEI Division, Pepsi-Cola Bottling Group, a division of PepsiCo Inc. From 1986 to 1993, Mr. Hughes served as a director of MEI Diversified, Inc. In February 1993, MEI Diversified Inc. filed for Chapter 11 bankruptcy protection. A Plan of Reorganization for MEI Diversified Inc. was confirmed in October 1994, pursuant to which its assets and liabilities were liquidated.

    PHILIP A. MARINEAU. Mr. Marineau was appointed to the board of directors in March 1998 to fill the seat vacated by Brenda C. Barnes. Since 1997, Mr. Marineau has been the President and Chief Executive Officer of Pepsi-Cola North America. Prior to joining Pepsi-Cola, Mr. Marineau held positions as the President of Quaker Oats Company and the President and Chief Operating Officer at Dean Foods. Mr. Marineau is also a member of the board of directors of the Arthur J. Gallagher Co., Inc., Evanston Northwestern Healthcare, Loyola University of Chicago, Georgetown University Board of Regents and the advisory board of the Kellogg Graduate School of Management. In addition, Mr. Marineau is the Chairman of the Board of Pete's Brewing Company. Mr. Marineau was nominated by PepsiCo, pursuant to the Shareholder's Agreement, which provides that PepsiCo, Inc. may nominate one director to the Company's board of directors and that the shareholders will vote for such nominee. See "Certain Relationships and Related Transactions --Shareholders' Agreement."

    GERALD A. SCHWALBACH. Mr. Schwalbach has served as a director of the Company since 1988. Since July 1996, Mr. Schwalbach has been a member of Superior Storage, LLC., an owner and operator of mini-storage facilities. From 1985 to June 1996, Mr. Schwalbach served as Executive Vice President of Jacobs Management, Inc. From 1988 to June 1996, Mr. Schwalbach served concurrently as Vice President of an affiliate of Jacobs Management, I.J. Holdings, Inc. From 1990 to June 1996, Mr. Schwalbach served concurrently as Executive Vice President and Executive Vice President and Treasurer of two other affiliates of Jacobs Management, Jacobs Investors, Inc. and IMR General, Inc., respectively. Mr. Schwalbach joined the board of directors of CH Robinson Worldwide, Inc. in 1997.

    JOHN F. WOODHEAD. Mr. Woodhead has been a director of the Company since 1994. Since 1971, Mr. Woodhead has provided management consulting services to Dakota Beverage Company, Inc., a PepsiCo franchise bottler which is a wholly-owned subsidiary of the Pohlad Companies. Mr. Woodhead is also currently owner and President of JFW Inc., a management services company, and Woodhead Properties, a real estate investment firm. Since 1992, Mr. Woodhead has also served as President and Chairman of Park National Bank. From 1982 to 1995, Mr. Woodhead was owner and Chairman of Allstate Medical Products. Mr. Woodhead is currently a director of WisPak, Inc. having served in this capacity since December 1997.

BOARD OF DIRECTORS COMMITTEES AND COMPENSATION

  The Company has an Executive Committee whose members include Robert C. Pohlad, John H. Agee and Donald E. Benson. The Executive Committee is authorized by the board of directors to have and exercise the authority of the board of directors in the management of the business of the Company, including determining compensation levels for the Company's executives and officers. The Company also has an Audit Committee whose members include John
H. Agree, Donald E. Benson and Philip N. Hughes. The Audit Committee is responsible for recommending independent public accountants, reviewing with the independent public accountants the scope and results of the audit engagement, establishing and monitoring the Company's financial policies and control procedures, reviewing and monitoring the provision of non-audit services by the Company's independent public accountants and reviewing all potential conflict of interest situations. In addition, the Company has a Compensation Committee whose members include Christopher E. Clouser, Gerald A. Schwalbach and John F. Woodhead. The Compensation Committee is responsible for approving executive compensation and incentive programs.

  Outside directors are paid $500 for each board meeting attended, plus reasonable travel expenses. No payment is made to employee-directors or directors with an equity interest in the Company.

ITEM 11                    EXECUTIVE COMPENSATION

  The following table sets forth the aggregate cash compensation paid by the Company to its most highly paid executive officers for the fiscal years ended December 31, 1995, 1996 and 1997. Neither Robert C. Pohlad, the Company's Chief Executive Officer, nor John F. Bierbaum, the Company's Chief Financial Officer, receive any compensation from the Company, except that Mr. Bierbaum participates in the Company's Superior Performance Incentive Bonus Plan and the Company's Phantom Stock Plan. See " -- Employee Benefit Plans." The services of Messrs. Pohlad and Bierbaum are provided to the Company pursuant to a Management Agreement between the Company and the Pohlad Companies. See "Certain Relationships and Related Transactions -- Management Agreement."

                         SUMMARY COMPENSATION TABLE


                                                                       ANNUAL COMPENSATION
                                                            ---------------------------------
                                                                                      OTHER
                                                                                     ANNUAL
         NAME AND PRINCIPAL POSITION                 YEAR   SALARY($) BONUS($)(1)  COMPENSATION($)
---------------------------------------------        ----   --------- -----------  ---------------
  Kenneth E. Keiser                                  1997   260,000   143,000           --
       President and Chief Operating Officer         1996   250,000   140,250           --
                                                     1995   215,000    24,750      819,868(2)

  Charles M. Pullias                                 1997   144,900    43,500       73,333(3)
       Vice President, General Manager               1996   139,300    55,600       60,000(3)
                                                     1995   129,000     5,160       50,000(3)

  Jay S. Hulbert                                     1997   118,900    47,600       83,333(3)
       Vice President, Operations                    1996   114,300    34,200       73,333(3)
                                                     1995   111,000     4,440       60,000(3)

  Michael G. Naylor                                  1997   116,600    46,640       83,333(3)
       Vice President, General Manager               1996   106,000    37,100       73,333(3)
                                                     1995   106,000     4,240       60,000(3)

  Bradley J. Braun                                   1997   110,500    44,200       73,333(3)
       Vice President, Finance                       1996   104,000    41,600       60,000(3)
                                                     1995   101,000     4,040       50,000(3)

-------------------
(1) Reflects bonuses awarded pursuant to the Company's 1995 bonus plan for certain employees of the Company based in part on the financial performance of the Company.

(2) Reflects compensation paid to Mr. Keiser pursuant to an agreement entered into by the Company and Mr. Keiser dated February 1, 1990 (the "Keiser Agreement"), whereby Mr. Keiser received phantom stock appreciation rights in common stock of PepsiCo, Inc which vested fully on February 1, 1994. The purpose of the Keiser Agreement was for the Company to replace the value of stock options which Mr. Keiser then held with his former employer, PepsiCo. Pursuant to the Keiser Agreement, Mr. Keiser exercised the remainder of his stock appreciation rights in 1995. The compensation paid to Mr. Keiser upon such exercise as reported above is equivalent to the difference in the base value of the PepsiCo, Inc. common stock (as defined in the Keiser Agreement) and the fair market value of such stock on the date of exercise.

(3) Reflects payments awarded pursuant to the Company's Superior Performance Incentive Bonus Agreement based on operating income performance of the Company.


                 LONG-TERM INCENTIVE PLANS -- AWARDS VESTING
                            IN LAST FISCAL YEAR


                                                               Estimated Future Payouts Under
                        Number of          Performance or        Non-Stock-Price-Based Plans
                      Shares, Units      Other Period Until    ------------------------------
Name               or Other Rights(1)   Maturation or Payout   Threshold($)(3)   Target ($)(4)
------             ------------------   ---------------------  ---------------  --------------
Kenneth E. Keiser            20,000            (2)                 0             596,800
Charles M. Pullias            2,900            (2)                 0              86,500
Jay S. Hulbert                2,900            (2)                 0              86,500
Michael G. Naylor             2,900            (2)                 0              86,500
Bradley J. Braun              2,900            (2)                 0              86,500



(1) Reflects phantom shares granted pursuant to the Company's Phantom Stock Plan in 1994, which fully vested in 1997. As of March 30, 1998, 38,200 phantom shares had been granted. See "--Employee Benefit Plans."

(2) Generally, payout is permitted upon a participant's death, disability, involuntary termination by the Company without cause, voluntary termination or retirement at or after the age of 65.

(3) Since the value of each phantom share is dependent upon the Company's operating cash flow, future payments may be without value.

(4) As of March 30, 1998, the Company had accrued $1,140,000 for payouts pursuant to the Phantom Stock Plan. In general, the maximum award may not exceed 40 times a participant's annual compensation, adjusted to recognize length of service.



EMPLOYMENT AGREEMENT

  The Company has entered into an Employment Agreement with its Chief Operating Officer, Kenneth E. Keiser. Under the terms of the Employment Agreement, Mr. Keiser receives a base salary as determined by the Company's board of directors, with any increases in such base salary subject to the unanimous approval of the board of directors. Pursuant to the Employment Agreement, Mr. Keiser is also eligible to participate in Company incentive plans and receive an incentive bonus and fringe benefits available to other employees of the Company.

  The Employment Agreement is renewable for one year terms each February 1. In the event Mr. Keiser's employment is terminated for any reason prior to the expiration of a term, Mr. Keiser is prohibited, through such term, from
(i) providing services, directly or indirectly, to any person or organization which is in the same or similar business as or is in competition with the Company, (ii) advising any Company employee or anyone in the service of the Company to compete with the Company or (iii) advising any competitor of the Company to engage the services of any Company employee or anyone in the service of the Company.

EMPLOYEE BENEFIT PLANS

  GENERAL. The Company makes a variety of benefits available to its employees. The Company sponsors welfare benefits programs that provide health, dental, life and accidental death and dismemberment insurance coverage to substantially all employees. The Company does not presently maintain or contribute to any defined benefit pension plans or multiemployer pension plans.

  INCENTIVE PLANS. The Company adopted a Superior Performance Incentive Bonus Agreement for certain executives and officers of the Company in 1991. The incentive plan provides for payments to participants upon meeting or exceeding certain operating income goals. Awards under this plan are fully vested and paid three years following the date of grant in the event the Company meets certain operating income goals during each year of the vesting period. In the event the Company fails to meet the operating income goals for a particular year during the vesting period, the amount payable may be reduced by one-third.

  PHANTOM STOCK PLAN. Effective January 1994, the Company's board of directors approved a Phantom Stock Plan (the "Phantom Stock Plan") which provides for the issuance of phantom stock awards to select officers and other key employees of the Company. A total of 1,000,000 phantom shares are deemed outstanding pursuant to the Phantom Stock Plan, and are adjusted to reflect any additional shareholder capital contributions. The Company's board of directors, or a committee authorized by the Company's board of directors, has authority to administer the Phantom Stock Plan, select those officers and key employees eligible to participate in the Phantom Stock Plan, determine whether and to what extent phantom stock will be granted, determine the terms and conditions of any phantom stock granted under the Phantom Stock Plan, determine whether participants may enter into deemed purchases of phantom stock with deferred bonuses, and interpret, prescribe, amend or rescind the regulations relating to the Phantom Stock Plan. The Phantom Stock Plan will remain in effect until terminated by the board of directors of the Company. Effective December 31, 1997, the Phantom Stock Plan was amended (i) to redefine the beginning equity value upon which appreciation in the equity value of the Company is determined, (ii) to institute a cap on the amount of distributions to which participants are entitled and (iii) to allow participants to obtain distributions of up to 30% of their interests prior to the termination of employment.

  The value of each phantom share award will be at the date of the grant of the award, (i) the average of the Company's operating cash flow for the prior three years multiplied by a factor established from time to time by the Company's board of directors, or a committee authorized by the Company's board of directors, to reflect the value of the Company, plus any excess cash less any debt and preferred stock outstanding, divided by (ii) the number of deemed shares outstanding. Participants are entitled to payment in the amount of the increase in value of the phantom share from the date of grant to the date of an event of distribution. Each phantom share award, other than deemed purchases of phantom shares, will be 100% vested at the earlier of the third anniversary of the date of the grant of the phantom award, the participant's death, disability, involuntary termination or retirement at age 65, or the sale of all or substantially all of the assets of the Company or a change of stock ownership of greater than 50%, excluding purchases by the Pohlad Companies, its shareholders or their family members or its affiliates.
 During employment with the Company and for a period of three years following an event of distribution, participants are subject to a non-compete and non-solicitation restriction in consideration for phantom share awards. The Company made no payouts pursuant to the Phantom Stock Plan during fiscal years 1995, 1996 or 1997.

  401(K) PLAN. The Company sponsors a 401(k) retirement savings plan for substantially all employees of the Company who are at least 21 years of age and have been employed by the Company for one year. An employee may contribute, on a pre-tax basis, up to 15% of the employee's covered compensation, not to exceed contribution amounts established under the Internal Revenue Code. Contributions are allocated to each employee's individual account and are, at the employee's election, invested in various investment alternatives offered by the plan trustee. Employee contributions are fully vested and nonforfeitable. The Company matches 50% of employee contributions up to $1,000.

BOARD OF DIRECTOR COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Company's Executive Committee, which determines compensation levels for the Company's executives and officers, includes Robert C. Pohlad, the Company's Chief Executive Officer. Mr. Pohlad's services to the Company are provided pursuant to a Management Agreement between the Company and the Pohlad Companies, and Mr. Pohlad receives no compensation from the Company. See "Certain Relationships and Related Transactions -- Management Agreement." Other than Mr. Pohlad, none of the members of the Company's Executive Committee is an officer or employee or former officer or employee of the Company. None of the Company's executive officers serves on the board of any entity of which any committee member is an executive officer or director or on the compensation committee of the board of any entity, one of whose executive officers serves as a director of the Company.

 ITEM 12          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  As of the close of business on March 30, 1998, the Company had outstanding 53,251.80 shares of Common Stock and 5,802.77 shares of non-convertible series AA preferred stock, $0.01 par value per share ("Preferred Stock"). The Common Stock consists of 20,301.87 shares of voting Common Stock and 32,949.93 shares of non-voting Common Stock.

  The following table contains certain information as of March 30, 1998 as to the number of shares of voting Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than five percent (5%) of the Company's stock, (ii) each person who is a director of the Company,
(iii) each executive officer named in the Summary Compensation Table and (iv) all persons who are directors and officers of the Company as a group, and as to the percentage of the outstanding shares held by them on such date.
Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares.

                                                               COMMON STOCK
                                                   -----------------------------------
                                                    NUMBER OF SHARES
      NAME OF BENEFICIAL OWNER OR GROUP            BENEFICIALLY OWNED  PERCENT OF CLASS
------------------------------------------------   ------------------  ----------------
  Pohlad Companies . . . . . . . . . . . . . . .      12,037.87             59.3%
     Dain Bosworth Plaza
     Suite 3880
     Minneapolis, MN 55402
  Arbeit & Co. . . . . . . . . . . . . . . . . .       4,187.92              20.6
     c/o ADLER MANAGEMENT CORP.
     601 Second Avenue South
     Suite 4950
     Minneapolis, MN 55402
  Equity Beverage, Inc.. . . . . . . . . . . . .       3,221.57              15.9
     1 Pepsi Way
     Mail Drop 812, Floor 8N
     Somers, NY 10589
  Robert C. Pohlad(1). . . . . . . . . . . . . .      12,137.87              59.8
  John H. Agee (2) . . . . . . . . . . . . . . .       4,187.92              20.6
  Donald E. Benson . . . . . . . . . . . . . . .            --                 --
  John F. Bierbaum . . . . . . . . . . . . . . .          22.00                *
  Christopher E. Clouser . . . . . . . . . . . .             --                --
  Philip N. Hughes . . . . . . . . . . . . . . .             --                --
  Philip A. Marineau . . . . . . . . . . . . . .             --                --
  Gerald A. Schwalbach . . . . . . . . . . . . .             --                --
  John F. Woodhead . . . . . . . . . . . . . . .             --                --
  Kenneth E. Keiser. . . . . . . . . . . . . . .         532.51               2.6
  Charles M. Pullias . . . . . . . . . . . . . .            ---                --
  Jay S. Hulbert . . . . . . . . . . . . . . . .            ---                --
  Raymond R. Stitle. . . . . . . . . . . . . . .            ---                --
  Bradley J. Braun . . . . . . . . . . . . . . .            ---                --
  All directors and executive officers as a
     group (16 persons)(3) . . . . . . . . . . .      16,880.30              83.1%

-------------------
  *    Less than 1%
  (1) Includes 12,037.87 shares owned by the Pohlad Companies. Robert C. Pohlad is a one-third owner of the Pohlad Companies and exercises shared investment and voting power over such shares with the remaining owners of the Pohlad Companies.
  (2) Includes 4,187.92 shares owned by Arbeit & Co. John H. Agee has power of attorney and exercises sole investment and voting power over such shares.
  (3)  Includes 12,037.87 shares owned by the Pohlad Companies, of which Robert
       C. Pohlad is a one-third owner, and 4,187.92 shares owned by Arbeit & Co., over which John H. Agee has power of attorney.

ITEM 13         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

  The services of the Company's Chief Executive Officer, Robert C. Pohlad, and Chief Financial Officer, John F. Bierbaum, are provided to the Company pursuant to a Management Agreement between the Company and the Pohlad Companies. The Pohlad Companies owns 59.3% of the Company's voting Common Stock. Robert C. Pohlad owns one-third of the Pohlad Companies. The Pohlad Companies is a holding and management services company which has interests in several entities, including Dakota Beverage Corp., Inc. and the Company. Neither Robert C. Pohlad nor John F. Bierbaum receives any compensation from the Company, except that John F. Bierbaum participates in the Company's Superior Performance Incentive Bonus Plan and the Company's Phantom Stock Plan.

  Subject to any limitations imposed by the Company's Amended and Restated Certificate of Incorporation, the Amended and Restated Bylaws, the Shareholders' Agreement, or the board of directors, the Pohlad Companies has the authority under the Management Agreement to: (i) administer, manage and direct the Company and its business and properties; (ii) monitor the day to day operations of the Company and make recommendations with respect thereto;
(iii) investigate and make recommendations with respect to the selection and conduct of relations with the Company's consultants and technical advisors; and (iv) conduct all negotiations with franchisors. Subject to the limitations imposed by the Company's Amended and Restated Certificate of Incorporation, the Amended and Restated Bylaws or the Shareholders' Agreement, the Management Agreement and any other contractual limitations imposed on or obligating the Company, the Pohlad Companies also has the authority to: (i) cause the Company to expend its funds to further its business; (ii) sell, hypothecate, exchange, trade or otherwise dispose of the Company's properties or its interests therein; (iii) cause the Company to borrow money; (iv) refer to arbitration, settle, prosecute or defend any legal matter, proceeding or claim involving the Company; (v) mortgage, pledge, grant security interests in or otherwise encumber Company assets; and
(vi) retain or employ and coordinate the services of all employees necessary to further the Company's business.

  The Management Agreement provides that the Pohlad Companies may devote as much time to the management of the Company as the Pohlad Companies deems necessary and that the Pohlad Companies may engage in any other businesses, including the bottling and distribution of soft drinks.

  For services performed pursuant to the Management Agreement, the Company pays the Pohlad Companies a management fee and a transaction fee. The management fee is paid monthly in advance at an annual rate equivalent to the greater of $500,000 or $400,000 multiplied by the ratio of the CPI as of the year preceding the date of computation to the CPI as of 1987. The transaction fee is payable upon the acquisition of additional franchises and is equivalent to 1.5% of the Company's acquisition cost of such franchises. During 1996 and 1997, the Company paid the Pohlad Companies $533,000 and $551,000, respectively, in management fees pursuant to the Management Agreement.

  The Management Agreement may be terminated by either the Company or the Pohlad Companies when the Pohlad Companies or its affiliates cease to hold Common Stock or when the Pohlad Companies is no longer controlled by members of the Pohlad family. For purposes of the Management Agreement, an "affiliate" of the Pohlad Companies means any person or entity controlling or controlled by or under common control with the Pohlad Companies, and "control" means the power to direct the management and policies of the Pohlad Companies, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise. For purposes of the Management Agreement, members of the Pohlad family means Carl R. Pohlad and his spouse, children, grandchildren, sons-in-law, daughters-in-law, any corporation or partnership controlled by or affiliated with any of the foregoing and any employees of such corporations or partnerships, and any trust or foundation in which any of the foregoing has a substantial beneficial interest or serves as a trustee or in any similar capacity and retains voting powers of securities held in the trust or foundation. Robert C. Pohlad and his brothers, James O. Pohlad and William M. Pohlad, are all sons of Carl R. Pohlad, and the owners of all the equity interest of the Pohlad Companies.

JOINT VENTURE

  All of the Joint Venture's bottling and canning requirements are provided by the Company. The Company charges the Joint Venture for such requirements at its net cost, which includes the actual cost of such requirements plus a proportionate charge for depreciation, amortization and cost of capital. See "Business -- Joint Venture."

  The profits (or losses) of the Joint Venture include an allocation of the profits (or losses) of the Company's manufacturing facilities in Reserve, Louisiana, and Collierville, Tennessee. The Joint Venture's allocation is equal to the total profits (or losses) of such facilities multiplied by a fraction, the numerator being the Joint Venture's bottling and canning requirements and the denominator being the Joint Venture's bottling and canning requirements plus all other requirements of such facilities by the Company's other distribution facilities.

  The Company in its role as Managing Venturer of the Joint Venture may cause the Joint Venture to borrow funds to support the operations of the Joint Venture. To the extent the Joint Venture is unable to borrow such funds, the Managing Venturer may call upon Poydras and the Company to make loans to the Joint Venture ("Mandatory Loans") in proportion to their respective ownership interests, in such amounts and payable at such times, in such manner and on such terms as may reasonably be determined by the Managing Venturer; provided, however, that unless and until determined otherwise by the Management Committee, Mandatory Loans will bear interest, payable quarterly, at a rate per annum equal to 1.0% over the prime or reference rate announced from time to time by Citibank, N.A. In the event either Poydras or the Company fails to make a Mandatory Loan (a "Refusing Venturer"), the party which has made the Mandatory Loan may (i) pursue any and all legal remedies against the Refusing Venturer and recover costs and expenses from the Refusing Venturer in connection with the pursuit of such remedies or (ii) make a loan to the Refusing Venturer in the amount of the Refusing Venturer's Mandatory Loan, which loan will bear interest, payable monthly, at a rate per annum equal to 5.0% over the prime or reference rate announced from time to time by Citibank, N.A. The Company had loaned approximately $26.1 million to the Joint Venture as of December 31, 1997, of which $3.0 million was a Mandatory Loan. Poydras had loaned approximately $1.8 million to the Joint Venture as of December 31, 1997, all of which was a Mandatory Loan.

  Personnel employed by the Joint Venture who also provide services to the Company or any entity directly or indirectly controlling, controlled by or under common control with the Company, any officer, director, employee or partner of the Company or any entity for which an officer, director or partner of the Company acts in any capacity or any affiliate of the foregoing will be paid by the Company or its affiliate proportionately. All personnel employed by the Company or its affiliate who also provide services to the Joint Venture will be paid by the Joint Venture proportionately.

  To the extent that the Company provides management and support functions to the Joint Venture from its office in Memphis, Tennessee, the Joint Venture will reimburse the Company for such services, including a proportionate share of (i) the reasonable overhead and administrative costs associated with the Company's Memphis office and (ii) the management fee, exclusive of travel and other expenses, paid by the Company pursuant to the Management Agreement.
See " -- Management Agreement." The Joint Venture's obligation to pay such costs and fees is subject to the following limitations: (i) the management fee shall not exceed $500,000, as adjusted annually for changes in the CPI, as provided in the Management Agreement; (ii) the Memphis office costs and the management fee described above shall be allocated to the Joint Venture according to the proportion that the number of cases distributed by the Joint Venture bears to the total number of cases distributed by the Joint

Venture, the Company, its affiliates and others provided management and/or support services by the Memphis office; and (iii) only costs attributable to services being provided to the Joint Venture shall be allocated to the Joint Venture. Except for the proportionate share of overhead and administrative costs associated with such management and support functions, the Joint Venture will not reimburse the Company or Poydras for items generally constituting direct overhead or administrative expenses of the business.

CERTAIN BUSINESS RELATIONSHIPS

  Philip A. Marineau, one of the Company's directors, is President and Chief Executive Officer of Pepsi-Cola North America, the domestic soft drink division of PepsiCo, Inc. PepsiCo is the Company's primary franchisor.

SHAREHOLDERS' AGREEMENT

  The Company and its shareholders have entered into a Shareholders' Agreement which restricts the sale or transfer of (i) any Common Stock of the Company or the beneficial ownership thereof or (ii) any franchise rights relating to PepsiCo (the "Franchise Rights"), except for those sales or transfers to any affiliate of the Pohlad Companies or to any affiliate of the owner of the Common Stock or Franchise Rights. The Shareholders' Agreement further provides that a holder of Common Stock or Franchise Rights desiring to sell such Common Stock or Franchise Rights will first grant to Equity Beverage, Inc. ("Equity Beverage") the right to purchase any Common Stock or Franchise Rights at a purchase price equal to the higher of (i) the price negotiated between the holder of Common Stock or Franchise Rights and Equity Beverage or (ii) the price determined by two nationally recognized independent investment or merchant banks, one selected by Equity Beverage and the other selected by the holder of Common Stock or Franchise Rights. See "Securities Ownership of Certain Beneficial Owners and Management."

  The Shareholders' Agreement provides that, for a period of ten years following the date of the Shareholders' Agreement, each of PepsiCo, Inc. and Arbeit & Co. may nominate one director, and the holders of at least 60.0% of the Company's non-voting Common Stock may nominate two directors to the Company's board of directors. Under the Shareholders' Agreement, the holders of the Company's Common Stock agree to elect such nominees to the Company's board of directors.

  The Shareholders' Agreement also requires the Pohlad Companies to offer to the Company, for a period of ten years following the date of the Shareholders' Agreement, any business opportunities available to the Pohlad Companies in the Company's existing territories or in certain states surrounding the Company's existing territories to bottle or distribute brand name soft drinks or carbonated water pursuant to franchise or similar agreements.

  The Pohlad Companies and certain members of the Pohlad family and their affiliates may elect to purchase shares of the Company's Preferred Stock from the holders thereof for a purchase price of $5,000 per share, plus accrued and unpaid dividends. Such election is valid through September 15, 2013.

                                       PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

    (2)  Financial Statement Schedule.

              Report of Independent Public Accountants on Financial
                Statement Schedule
              Schedule II - Valuation and Qualifying Accounts

    (3)  Exhibits.

         3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration
              Statement on Form S-4 (File No. 333-19233) filed on January 3,
              1997).
         3.2 Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
         4.1 Indenture, dated as of December 17, 1996, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to $120,000,000 principal amount of 9 3/4 Senior Notes Due 2003, including form of Initial Global Note (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
         4.2 Credit Agreement, dated as of December 16, 1996, by and among the Company, NationsBank, N.A. and other lending institutions (incorporated by reference to the Company's Registration
              Statement on Form S-4 (File No. 333-19233) filed on January 3,
              1997).
         4.3 Security Agreement, dated as of December 16, 1996, by and among the Company, NationsBank, N.A. and other lending institutions (incorporated by reference to the Company's Registration
              Statement on Form S-4 (File No. 333-19233) filed on January 3,
              1997).
         4.4 Registration Rights Agreement, dated as of December 17, 1996, by and between the Company and NationsBanc Capital Markets, Inc., as Initial Purchaser (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
         4.5 Amended and Restated Shareholders' Agreement, dated as of September 23, 1993 (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
         10.1 Amended and Restated Delta Beverage Group, Inc. and Subsidiaries Phantom Plan.
         10.2 Management Agreement, dated as of March 8, 1988, by and between The Bellfonte Company and Mid-South Acquisition Corporation (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).

         10.3 Employment Agreement, dated as of February 1, 1990, by and between the Company and Kenneth Keiser (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
         10.4 Form of 1991 Superior Performance Incentive Bonus Agreement (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3,
              1997).
         10.5 Form of Franchise Agreement (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
         10.6 Miller Brewing Company Distributor Agreement (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
         10.7 Amended and Restated Joint Venture Agreement, effective as of September 3, 1992, by and between the Company and Poydras Street Investors L.L.C. (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
         27.1 Financial Data Schedule.

    (b)       Reports on Form 8-K.

              None

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1998.

                                                DELTA BEVERAGE GROUP, INC.



                                                By: /s/ Robert C. Pohlad
                                                   ----------------------------
                                                        Robert C. Pohlad
                                                        Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert C. Pohlad             Chief Executive Officer and Director     March 31, 1998
-----------------------------    (Principal Executive Officer)
Robert C. Pohlad


/s/ John F. Bierbaum             Chief Financial Officer and Director     March 31, 1998
-----------------------------    (Principal Accounting Officer and
John F. Bierbaum                 Principal Financial Officer)


/s/ Donald E. Benson             Chairman of the Board                    March 31, 1998
-----------------------------
Donald E. Benson


/s/ John H. Agee                 Director                                 March 31, 1998
-----------------------------
John H. Agee


/c/ Christopher E. Clouser       Director                                 March 31, 1998
-----------------------------
Christopher E. Clouser


/s/ Philip N. Hughes             Director                                 March 31, 1998
-----------------------------
Philip N. Hughes



/s/ Philip A. Marineau           Director                                 March 31, 1998
-----------------------------
Philip A. Marineau


/s/ Gerald A. Schwalbach         Director                                 March 31, 1998
-----------------------------
Gerald A. Schwalbach


/s/ John F. Woodhead             Director                                 March 31, 1998
-----------------------------
John F. Woodhead

                                  INDEX TO EXHIBITS


Exhibit
Number   Description
-------  -----------
3.1      Amended and Restated Certificate of Incorporation of the Company
         (incorporated by reference to the Company's Registration Statement on
         Form S-4 (File No. 333-19233) filed on January 3, 1997).
3.2      Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233)
         filed on January 3, 1997).
4.1      Indenture, dated as of December 17, 1996, between the Company and
         Norwest Bank Minnesota, National Association, as Trustee, relating to
         $120,000,000 principal amount of 9 3/4 Senior Notes Due 2003, including form of Initial Global Note (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233)
         filed on January 3, 1997).
4.2      Credit Agreement, dated as of December 16, 1996, by and among the
         Company, NationsBank, N.A. and other lending institutions
         (incorporated by reference to the Company's Registration Statement on
         Form S-4 (File No. 333-19233) filed on January 3, 1997).
4.3      Security Agreement, dated as of December 16, 1996, by and among the
         Company, NationsBank, N.A. and other lending institutions
         (incorporated by reference to the Company's Registration Statement on
         Form S-4 (File No. 333-19233) filed on January 3, 1997).
4.4      Registration Rights Agreement, dated as of December 17, 1996, by and between the Company and NationsBanc Capital Markets, Inc., as Initial
         Purchaser (incorporated by reference to the Company's Registration
         Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
4.5      Amended and Restated Shareholders' Agreement, dated as of September
         23, 1993 (incorporated by reference to the Company's Registration
         Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
10.1     Amended and Restated Delta Beverage Group, Inc. and Subsidiaries
         Phantom Plan.
10.2     Management Agreement, dated as of March 8, 1988, by and between The
         Bellfonte Company and Mid-South Acquisition Corporation (incorporated by reference to the Company's Registration Statement on Form S-4 (File
         No. 333-19233) filed on January 3, 1997).
10.3     Employment Agreement, dated as of February 1, 1990, by and between the
         Company and Kenneth Keiser (incorporated by reference to the Company's
         Registration Statement on Form S-4 (File No. 333-19233) filed on
         January 3, 1997).
10.4     Form of 1991 Superior Performance Incentive Bonus Agreement
         (incorporated by reference to the Company's Registration Statement on
         Form S-4 (File No. 333-19233) filed on January 3, 1997).
10.5     Form of Franchise Agreement (incorporated by reference to the
         Company's Registration Statement on Form S-4 (File No. 333-19233)
         filed on January 3, 1997).
10.6     Miller Brewing Company Distributor Agreement (incorporated by reference to the Company's Registration Statement on Form S-4 (File
         No. 333-19233) filed on January 3, 1997).
10.7     Amended and Restated Joint Venture Agreement, effective as of
         September 3, 1992, by and between the Company and Poydras Street
         Investors L.L.C. (incorporated by reference to the Company's
         Registration Statement on Form S-4 (File No. 333-19233) filed on
         January 3, 1997).
27.1     Financial Data Schedule.