Form 10-Q
period 1998-03-31
DELTA BEVERAGE GROUP INC
filed 1998-05-14
CIK 1029557

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-Q




/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998



/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                     COMMISSION FILE NUMBER
                                            ---------------

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



     As of May 14, 1998, the issuer had outstanding: (i) 5,889.81 shares of Series AA Preferred Stock, $5,000 stated value, (ii) 20,301.87 shares of voting Common Stock, $.01 par value, and (iii) 32,949.93 shares of nonvoting Common Stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1

     ITEM 1 FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . .        1
     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . .        6

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10

     ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . .       10


                                    PART I


ITEM 1 FINANCIAL STATEMENTS

                   DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                   Unaudited

                            (Dollars in thousands)


                                                    DECEMBER 31,    MARCH 31,
                                                       1997           1998
                                                  -----------------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                        $  4,680       $  5,054
     Receivables, net of allowance for doubtful
          accounts of $562 and $548
          Trade                                         19,644         20,787
          Marketing and advertising                      7,228          5,409
          Other                                          2,924          2,001
     Inventories, at cost                               18,153         17,684
     Shells, tanks and pallets, at deposit value         6,340          6,425
     Prepaid expenses and other                            986          2,260
     Deferred income taxes                               5,747          5,455
                                                      --------       --------
            Total current assets                        65,702         65,075
                                                      --------       --------
                                                      --------       --------
PROPERTY AND EQUIPMENT:
     Land                                                4,639          4,639
     Buildings and improvements                         16,286         16,944
     Machinery and equipment                            90,211         96,581
                                                      --------       --------
                                                       111,136        118,164
     Less accumulated depreciation and amortization    (55,880)       (57,908)
                                                      --------       --------
                                                        55,256         60,256
                                                      --------       --------
                                                      --------       --------
OTHER ASSETS:
     Cost of franchises in excess of net assets
          acquired, net of accumulated amortization
          of $50,652 and $51,564                       112,634        111,722
     Deferred income taxes                              19,481         21,945
     Deferred financing costs and other                  7,841          8,305
                                                      --------       --------
                                                       139,956        141,972
                                                      --------       --------
                                                     $ 260,914     $  267,303
                                                      --------       --------
                                                      --------       --------

     The accompanying notes are an integral part of these balance sheets.

                   DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                   Unaudited

                            (Dollars in thousands)


                                                  DECEMBER 31,     MARCH 31,
                                                     1997            1998
                                                ------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and
          other liabilities                             $215         $6,220
     Accounts payable                                  9,530         11,013
     Accrued liabilities                              16,088         16,947
                                                    --------       --------
            Total current liabilities                 25,833         34,180
                                                    --------       --------
LONG-TERM DEBT AND OTHER LIABILITIES                 170,189        169,935

MINORITY INTEREST                                      4,575          4,149

STOCKHOLDERS' EQUITY:
     Preferred stock:
          Series AA, $5,000 stated value,
            30,000 shares authorized,
            5,802.77 and 5,889.81 shares
            issued and outstanding                    29,014         29,449
     Common stock:
          Voting, $.01 par value, 60,000 shares
            authorized, 20,301.87 shares issued
            and outstanding                               --             --
          Nonvoting, $.01 par value, 35,000
            shares authorized,
            32,949.93 shares issued and outstanding       --             --
          Additional paid-in capital                 115,765        115,765
          Accumulated deficit                        (84,456)       (86,170)
          Deferred compensation                           (6)            (5)
                                                    --------       --------
                                                      60,317         59,039
                                                    --------       --------
                                                   $ 260,914      $ 267,303
                                                    --------       --------
                                                    --------       --------

     The accompanying notes are an integral part of these balance sheets.

                   DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31

                                   Unaudited

                            (Dollars in thousands)

                                                      1997           1998
                                                    -----------------------
OPERATIONS:
     Net sales                                       $71,280        $75,733
     Cost of sales                                    48,278         53,392
                                                     -------        -------
          Gross profit                                23,002         22,341

     Selling, general and administrative expenses     20,326         20,999
     Amortization of franchise costs and other
          intangibles                                    914            912
                                                     -------        -------
          Operating income                             1,762            430
                                                     -------        -------
OTHER EXPENSES:
     Interest                                          4,391          4,640
     Other, net                                          111             54
                                                     -------        -------
                                                       4,502          4,694
                                                     -------        -------
LOSS BEFORE INCOME TAXES AND
  MINORITY INTEREST                                   (2,740)        (4,264)
     Income tax benefit                                  924          2,694
     Minority interest, net of taxes                     178            291
                                                     -------        -------
NET LOSS                                            $ (1,638)      $ (1,279)
                                                     -------        -------
                                                     -------        -------

       The accompanying notes are an integral part of these statements.

                   DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31

                                   Unaudited
                            (Dollars in thousands)


                                                               1997        1998
                                                          ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               $ (1,638)    $(1,279)
     Adjustments to reconcile net loss to net cash
          (used in)/provided by operating activities:
            Depreciation and amortization                      2,876       3,133
            Non-cash interest on long-term debt                1,312       1,408
            Change in deferred income taxes                     (859)     (2,172)
            Minority interest, before taxes                     (242)       (426)
            Net payments under deferred compensation plans      (175)         --
            Changes in current assets and liabilities:
              Receivables                                     (2,848)      1,599
              Inventories                                     (3,788)        469
              Shells, tanks and pallets                          288         (85)
              Prepaid expenses and other                        (701)     (1,274)
              Accounts payable and accrued liabilities           513         878
                                                             --------    --------
                Net cash (used in)/provided by
                operating activities                          (5,262)      2,251
                                                             --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                     (6,545)     (7,028)
     Purchase of other assets                                   (754)       (779)
     Other                                                        --          (9)
                                                             --------    --------
          Net cash used in investing activities               (7,299)     (7,816)
                                                             --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under revolving line of credit                 4,000       6,000
     Principal payments on long-term debt and other
          liabilities                                           (158)        (61)
                                                             --------    --------
              Net cash provided by financing activities        3,842       5,939
                                                             --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                       (8,719)        374
CASH AND CASH EQUIVALENTS, beginning of period                12,171       4,680
                                                             --------    --------
CASH AND CASH EQUIVALENTS, end of period                     $ 3,452      $5,054
                                                             --------    --------
                                                             --------    --------

       The accompanying notes are an integral part of these statements.

                   DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998

                                   Unaudited

1.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Delta Beverage Group, Inc. (the "Company," a Delaware corporation) and subsidiary (collectively, the "Companies") have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) which are considered necessary for a fair presentation of financial position, results of operations and cash flows as of March 31, 1998, and for all interim periods presented. These condensed interim financial statements do not include all of the financial information and disclosures required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Companies' audited consolidated financial statements and related notes thereto for the year ended December 31, 1997. Also, the results of operations for the interim periods presented may not be indicative of the results for the entire year.

2.   PREFERRED STOCK:

Authorized preferred stock consists of 30,000 designated Series AA preferred shares. Series AA preferred stockholders receive cumulative dividends at an annual rate of 6% based on the $5,000 stated value per share. Dividends are paid quarterly in cash or in additional shares of Series AA preferred stock. During the three months ended March 31, 1998, the Company issued additional preferred shares as payment-in-kind dividends on preferred stock of approximately $435,000. The additional preferred shares are included in stockholders' equity as of March 31, 1998.

3.   LONG-TERM DEBT AND OTHER LIABILITIES:

The Company maintains a $30.0 million bank revolving line of credit which matures on December 16, 2001, and bears interest, at the Company's option, at LIBOR or a defined margin over the higher of (1) the bank's prime rate or (2) the federal funds rate plus 0.5%. Borrowings are limited to the sum of approximately 80% of the Company's eligible receivables and approximately 50% of the Company's eligible inventory. The line of credit includes a $10.0 million limit for the issuance of letters of credit. Borrowings under the line are secured by the Company's accounts receivable and inventory. Borrowings outstanding under the line of credit approximated $6.0 million as of March 31, 1998.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS DESCRIBES CERTAIN FACTORS AFFECTING THE RESULTS OF OPERATIONS OF DELTA BEVERAGE GROUP, INC. ("THE COMPANY") FOR THE FISCAL QUARTER ENDED MARCH 31, 1998, AND ITS FINANCIAL CONDITION AS OF MARCH 31, 1998. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

     CERTAIN OF THE STATEMENTS IN THE FOLLOWING DISCUSSION CONSTITUTE FORWARD-LOOKING STATEMENTS WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. VARIOUS FACTORS MAY CAUSE ACTUAL RESULTS OF OPERATIONS AND FINANCIAL CONDITION TO VARY SIGNIFICANTLY FORM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENT MADE HEREIN OR IN OTHER REPRESENTATIONS MADE BY THE COMPANY'S MANAGEMENT OR BY OTHERS ON BEHALF OF THE COMPANY. PLEASE REFER TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, FOR A DESCRIPTION OF THE FACTORS KNOWN TO THE COMPANY THAT MAY CAUSE ACTUAL RESULTS TO VARY.

GENERAL BUSINESS OVERVIEW

     Delta Beverage Group, Inc., a Delaware corporation, was acquired by its current owners in March 1988. The Company has accomplished a number of business combinations since 1988, the most significant of which have been (i) combining in 1992 its PepsiCo based sales operation in southern Louisiana with a Seven-Up based sales operation in the same territory through a joint venture in which the Company is majority owner and managing venturer and (ii) acquiring in April 1995 the distribution rights for Miller products in a significant portion of the joint venture territory.

     The Company's primary measurement of unit volume is franchise case sales, which are case-sized quantities of the various packages in which products are produced. Franchise case sales refers to physical cases of beverages sold. The Company also sells premix or draft products (ready-to-serve beverages which are sold in tanks or kegs) and postmix products (fountain syrups to which carbonated water must be added). Premix and postmix products, while effectively containing the identical beverages as packaged product, are not included in case sales measurements as they are not the primary focus of the Company's selling efforts.

     The Company's primary source of revenue is franchise case sales, which are sales of the Company's branded products directly to retailers whether of package, premix, or postmix configuration. Another source of revenue is contract sales, which are sales primarily of products in cans to unaffiliated companies that hold soft drink franchises. Contract sales, which historically represent approximately 10.0% of total net sales, may fluctuate from year to year and are made at relatively low prices and gross profit margins due to the competition for such sales and are not a primary focus of management in determining the Company's business strategy. As a result, management believes that changes in franchise case sales more accurately measure growth than changes in total net sales.

RESULTS OF OPERATIONS

     Net sales, excluding contract sales, for the three months ended March 31, 1998, increased by 1.7% to $67.1 million compared to $66.0 million for the same period in 1997. The increase resulted from strong consumer demand for the Company's soft drink products in convenience packages, which was in part the result of expanded placement of marketing equipment. The effect of the demand for convenience packages was, however, partially offset by the effect of competition from promotional activity, that negatively affected volume and net pricing for the Company's take-home soft drink packages. Contract sales for the three months ended March 31, 1998, increased 63.6% compared to the same period in 1997 due to the addition of bottled product requirements of an existing can product customer. Contract sales represented 11.4% of net sales for the three months ended March 31, 1998, as contrasted to 7.5% of net sales for the same period in 1997. As a result of the foregoing, aggregate net sales for the three months ended March 31, 1998, increased 6.2% to $75.7 million compared to $71.3 million for the same period in 1997.

     Cost of sales for the three months ended March 31, 1998, increased to $53.4 million compared to $48.3 million for the same period in 1997. The increase was due primarily to the increase in contract net sales (although at thin margins) and an increase in the unit prices paid by the Company for certain soft drink raw materials, primarily packaging materials and sweetener. As a percentage of net sales, cost of sales for the three months ended March 31, 1998, increased to 70.5% compared to 67.7% for the same period in 1997. The increase in margin associated with the convenience packages of soft drinks did not exceed the decrease associated with reduced sales in take-home soft drink packages and resulted in gross profit for the three months ended March 31, 1998, of $22.3 million or 3.0% less than the gross profit of $23.0 million for the same period in 1997.

     Selling, general, and administrative expenses for the three months ended March 31, 1998, increased to $21.0 million compared to $20.3 million for the same period in 1997. Selling, general and administrative expenses are comprised of selling, distribution and warehousing expenses, advertising and marketing expenses, general and administrative expenses. All categories grew at a faster rate than sales volume. The increase in these expenses is due to normal increases in wages, the effect of which has not been offset by volume gains.

     As a result of the above factors, income from operations for the three months ended March 31, 1998, decreased to $0.4 million or 0.6% of net sales, compared to $1.8 million, or 2.5% of net sales, for the same period in 1997. The Company's operating results are affected by seasonal demand for its products which generally results in higher sales and operating income in the second and third three month periods of each fiscal year.

     Interest expense for the three months ended March 31, 1998, increased to $4.6 million from $4.4 million for the same period in 1997. This increase is due to greater usage during the period of the Company's credit facility to fund the placement of marketing equipment before the primary selling season.

     Other expenses were reduced due to the non-recurrence of a loss of $88,000 realized in liquidation of excess property in the three months ended March 31, 1997.

     As a result of the above factors, the Company had a loss before income taxes and minority interest of $4.3 million for the three months ended March 31, 1998, compared to a loss of $2.7 million for the same period in 1997.

     The Company's effective income tax rate differs from statutory rates due to several factors. The most significant factors are the non-tax-deductibility of franchise costs amortization and separate reporting of the income tax effect of minority interest. The effective income tax rate (benefit) for the three months ended March 31, 1998, is greater than for the same period in 1997 because these factors are less significant to the reported pre-tax results.

     As a result of the foregoing factors, the Company had a net loss of $1.3 million for the three months ended March 31, 1998, compared to a net loss of $1.6 million for the same period in 1997. As explained above, the Company expects operating results to improve in the balance of the year due to seasonal increases in demand for its products.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company is highly leveraged and there are no significant reductions in debt scheduled before December 2003. The Company's principal use of funds until 2003 will be the payment of interest and investment in capital assets and strategic acquisitions. It is expected that the Company's primary sources of funds for its future activities will be funds from operations. While the Company does not currently anticipate utilizing the funds available under its credit agreement for other than seasonal working capital requirements, such funds may be used to augment operating cash flow.
Pursuant to the credit agreement, the Company has a borrowing capacity of up to $30.0 million, including $10.0 million available for the issuance of letters of credit. At March 31, 1998, letters of credit of $9.1 million had been issued and $6.0 million had been drawn for seasonal working capital requirements. Such credit facilities will mature in 2001.

     The Company had cash of $5.1 million and working capital of $32.1 million at March 31, 1998, compared to cash of $4.7 million and working capital of $35.4 million at December 31, 1997. Working capital represents current assets (excluding cash and cash equivalents) less current liabilities (excluding advances under the credit agreement, current maturities of long-term debt and other long-term liabilities).

     The $0.4 million increase in cash resulted from cash from operations of $2.3 million and from net financing activities of $5.9 million less cash used in investing activities of $7.8 million during the three months ended March 31, 1998.

     Cash from operations included a $1.9 million decrease in working capital including change in current deferred tax asset. In the same period in 1997, working capital increased by $7.4 million as the Company resumed normal reimbursement patterns from franchisors and normal inventory levels. The Company has taken actions to conserve and accelerate receipt of cash in response to an inadequate credit line that existed before the 1996 refinancing. In the first quarter of 1998, working capital reflected typical reimbursement and inventory patterns of the Company in anticipation of the prime selling season.

     Cash used in investing activities of $7.8 million in the three months ended March 31, 1998, is consistent with cash used in the same period of 1997 of $7.3 million. Capital expenditures for marketing equipment related to convenience packages of soft drinks are typically concentrated in the first part of the fiscal year. Capital expenditures of this type will be less significant in the balance of fiscal 1998.

     Financing activities in the three months ended March 31, 1998, provided $5.9 million in cash, which represented a $2.1 million increase in net cash provided over the $3.8 million in net cash provided in the same period of 1997. This increase in net cash provided resulted from increased advances pursuant to the credit agreement.

     Management believes that the Company's production facilities will be sufficient to meet anticipated unit growth for the next several years. Accordingly, management anticipates that capital expenditures in respect of such facilities will consist of expenditures to maintain operating efficiency. Capital expenditures will be required primarily for the Company's automobile and truck fleet, vending machines, and routine plant, bottling, and canning equipment additions or maintenance. The Company currently anticipates that capital expenditures will total approximately $15.0 million for fiscal year 1998 and will be reduced significantly in fiscal year 1999.

     Management believes that the Company's future operating activities will generate sufficient cash flows to repay borrowings under the credit agreement as they become due and payable. However, based on such anticipated operating results, management does not expect that the Company's future operating activities will generate sufficient cash flows to repay in their entirety its Senior Notes payable (with a balance of $120.0 million at March 31, 1998) at their maturity on December 15, 2003. While management believes that the Company will be able to refinance the Senior Notes at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

     The Company had Subordinated Notes payable with a balance of $43.6 million at March 31, 1998, which mature on December 23, 2003. However the maturity of the Subordinated Notes can be extended to December 23, 2004, and then to December 23, 2005, if any debt incurred to refinance the Company's 1993 Senior Notes is then outstanding. The Subordinated Notes have an interest rate of 11.0% which can be paid under certain conditions with additional Subordinated Notes ("PIK Notes"). Management expects those conditions will exist at least until December 1998 and that it will make payments of interest in PIK Notes to conserve cash. Management does not expect that the Company's future operating activities will generate sufficient cash flows to repay the Subordinated Notes at their maturity. While management believes that the Company will be able to refinance the Subordinated Notes, including any PIK Notes, at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

                                    PART II


ITEM 6    EXHIBITS AND REPORTS OR FORM 8-K
          (a)  Exhibit  27.1    Financial Data Schedule
          (b)  Not applicable

                                       SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 1998.

                                            DELTA BEVERAGE GROUP, INC.


                                            By: /s/ John F. Bierbaum
                                               --------------------------------
                                               John F. Bierbaum
                                               Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
------            -----------

27.1              Financial Data Schedule
