Form 10-Q
period 1998-06-30
DELTA BEVERAGE GROUP INC
filed 1998-08-13
CIK 1029557

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               _________________

                                  FORM 10-Q




/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998



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


     As of August 12, 1998, the issuer had outstanding: (i) 5,978.15 shares of Series AA Preferred Stock, $5,000 stated value, (ii) 20,301.87 shares of voting Common Stock, $.01 par value, and (iii) 32,949.93 shares of nonvoting Common Stock.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                       TABLE OF CONTENTS

                                                              Page
                                                              ----
PART I.......................................................    1

     ITEM 1.   Financial Statements..........................    1
     ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.    6

PART II......................................................   11

     ITEM 6.   Exhibits and Reports on Form 8-K..............   11

                             PART I


ITEM 1.   Financial Statements

           DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS

                           Unaudited

                     (Dollars in thousands)

                                                      DECEMBER 31,      JUNE 30,
                                                          1997            1998
                                                      ------------      --------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                               $  4,680       $  4,995
 Receivables, net of allowance for doubtful
  accounts of $562 and $461
   Trade                                                   19,644         26,322
   Marketing and advertising                                7,228          4,796
   Other                                                    2,924          2,251
 Inventories, at cost                                      18,153         18,112
 Pallets, tanks and shells, at deposit value                6,340          6,390
 Prepaid expenses and other                                   986          3,044
 Deferred income taxes                                      5,747          5,554
                                                         --------       --------
   Total current assets                                    65,702         71,464
                                                         --------       --------

PROPERTY AND EQUIPMENT:
 Land                                                       4,639          4,662
 Buildings and improvements                                16,286         17,718
 Machinery and equipment                                   90,211         99,623
                                                         --------       --------
                                                          111,136        122,003
 Less accumulated depreciation and amortization           (55,880)       (59,913)
                                                         --------       --------
                                                           55,256         62,090
                                                         --------       --------

OTHER ASSETS:
 Cost of franchises in excess of net assets
  acquired, net of accumulated amortization
  of $50,652 and $52,471                                  112,634        110,815
 Deferred income taxes                                     19,481         20,750
 Deferred financing costs and other                         7,841          9,063
                                                         --------       --------
                                                          139,956        140,628
                                                         --------       --------
                                                         $260,914       $274,182
                                                         --------       --------
                                                         --------       --------

     The accompanying notes are an integral part of these balance sheets.

              DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
               CONSOLIDATED BALANCE SHEETS (CONTINUED)

                              Unaudited

            (Dollars in thousands, except per share data)

                                                        DECEMBER 31,   JUNE 30,
                                                           1997          1998
                                                        ------------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Revolving credit line and current maturities
  of long-term debt                                      $    215       $  5,775
 Accounts payable                                           9,530         14,357
 Accrued liabilities                                       16,088         17,582
                                                         --------       --------
     Total current liabilities                             25,833         37,714
                                                         --------       --------

LONG-TERM DEBT AND OTHER LIABILITIES                      170,189        172,783

MINORITY INTEREST                                           4,575          3,975

STOCKHOLDERS' EQUITY:
 Preferred stock:
  Series AA, $5,000 stated value, 30,000 shares
   authorized, 5,802.77 and 5,978.15 shares
   issued and outstanding                                  29,014         29,891
 Common stock:
  Voting, $.01 par value, 60,000 shares authorized,
   20,301.87 shares issued and outstanding                      -              -
  Nonvoting, $.01 par value, 35,000 shares authorized,
   32,949.93 shares issued and outstanding                      -              -
  Additional paid-in capital                              115,765        115,765
  Accumulated deficit                                     (84,456)       (85,942)
  Deferred compensation                                        (6)            (4)
                                                         --------       --------
                                                           60,317         59,710
                                                         --------       --------
                                                         $260,914       $274,182
                                                         --------       --------
                                                         --------       --------

    The accompanying notes are an integral part of these balance sheets.

                  DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Unaudited

                            (Dollars in thousands)

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30                        JUNE 30
                                                         -------------------------    -------------------------
                                                            1997           1998          1997           1998
                                                         ----------     ----------    ----------     ----------
OPERATIONS:
    Net sales                                            $  85,867      $  96,045     $  157,147     $  171,778
    Cost of sales                                           57,437         65,867        105,715        119,259
                                                         ---------      ---------     ----------     ----------
        Gross profit                                        28,430         30,178         51,432         52,519

    Selling, general and administrative expenses            20,291         22,369         40,617         43,368
    Amortization of franchise costs and other
      intangibles                                              911            912          1,825          1,824
                                                         ---------      ---------     ----------     ----------
        Operating income                                     7,228          6,897          8,990          7,327
                                                         ---------      ---------     ----------     ----------

OTHER EXPENSES:
    Interest                                                 4,515          4,718          8,906          9,358
    Other, net                                                   6              3            117             57
                                                         ---------      ---------     ----------     ----------
                                                             4,521          4,721          9,023          9,415
                                                         ---------      ---------     ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTEREST                                      2,707          2,176            (33)        (2,088)
    Income tax (provision) benefit                            (360)        (1,430)           564          1,264
    Minority interest, net of taxes                           (197)           (77)           (19)           214
                                                         ---------      ---------     ----------     ----------

NET INCOME (LOSS)                                        $   2,150      $     669     $      512     $     (610)
                                                         ---------      ---------     ----------     ----------
                                                         ---------      ---------     ----------     ----------

        The accompanying notes are an integral part of these statements.

                 DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30

                                 Unaudited
                           (Dollars in thousands)

                                                               1997          1998
                                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                          $    512       $   (610)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                               5,677          6,558
   Non-cash interest on long-term debt                         2,682          2,879
   Change in deferred income taxes                              (670)        (1,076)
   Minority interest, before taxes                               126           (258)
   Net (payments) expense under deferred compensation plans     (149)           529
   Changes in current assets and liabilities:
    Receivables                                               (3,160)        (3,573)
    Inventories                                               (4,356)            41
    Pallets, tanks, and shells                                   148            (50)
    Prepaid expenses and other                                (1,309)        (2,058)
    Accounts payable and accrued liabilities                   1,730          5,992
                                                             -------        -------
     Net cash provided by operating activities                 1,231          8,374
                                                             -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                         (9,238)       (10,928)
 Purchase of other assets                                       (942)        (2,164)
 Proceeds from sales of property and equipment                    30             37
 Other                                                           (98)           (21)
                                                             -------        -------
  Net cash used in investing activities                      (10,248)       (13,076)
                                                             -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under revolving line of credit                    12,000         10,000
 Payments on revolving line of credit                         (7,000)        (4,500)
 Principal payments on long-term debt and other
  liabilities                                                   (347)          (141)
 Cash distribution to minority interest holder                  (266)          (342)
                                                             -------        -------
  Net cash provided by financing
   activities                                                  4,387          5,017
                                                             -------        -------


NET CHANGE IN CASH AND CASH EQUIVALENTS                       (4,630)           315
CASH AND CASH EQUIVALENTS, beginning of period                12,171          4,680
                                                             -------        -------
CASH AND CASH EQUIVALENTS, end of period                    $  7,541       $  4,995
                                                             -------        -------
                                                             -------        -------

        The accompanying notes are an integral part of these statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   Unaudited

1.        BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Delta Beverage Group, Inc. (the "Company", a Delaware corporation) and subsidiary (collectively, the "Companies") have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) which are considered necessary for a fair presentation of financial position, results of operations and cash flows as of June 30, 1998, and for all interim periods presented. These condensed interim financial statements do not include all of the financial information and disclosures required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Companies' audited consolidated financial statements and related notes thereto for the year ended December 31, 1997. Also, the results of operations for the interim periods presented may not be indicative of the results for the entire year.

2.        RECLASSIFICATIONS:

Certain prior year balances have been reclassified to conform to the current year presentation.

3.        PREFERRED STOCK:

Authorized preferred stock consists of 30,000 designated Series AA preferred shares. Series AA preferred stockholders receive cumulative dividends at an annual rate of 6% based on the $5,000 stated value per share. Dividends are paid quarterly in cash or in additional shares of Series AA preferred stock. During the six months ended June 30, 1998, the Company issued additional preferred shares as payment-in-kind dividends on preferred stock of approximately $877,000. The additional preferred shares are included in stockholders' equity as of June 30, 1998.

4.        LONG-TERM DEBT AND OTHER LIABILITIES:

The Company maintains a $30.0 million bank revolving line of credit which matures on December 16, 2001, and bears interest, at the Company's option, at LIBOR or a defined margin over the higher of (1) the bank's prime rate or (2) the federal funds rate plus 0.5%. Borrowings are limited to the sum of approximately 80% of the Company's eligible receivables and approximately 50% of the Company's eligible inventory. The line of credit includes a $10.0 million limit for the issuance of letters of credit. Borrowings under the line are secured by the Company's accounts receivable and inventory. Borrowings outstanding under the line of credit approximated $5.5 million as of June 30, 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     THE FOLLOWING DISCUSSION AND ANALYSIS DESCRIBES CERTAIN FACTORS AFFECTING THE RESULTS OF OPERATIONS OF DELTA BEVERAGE GROUP, INC. (THE "COMPANY") FOR THE FISCAL QUARTER AND SIX MONTHS ENDED JUNE 30, 1998, AND ITS FINANCIAL CONDITION AS OF JUNE 30, 1998. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

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

     The Company's primary source of revenue is franchise case sales, which are sales of the Company's branded products directly to retailers whether of package, premix or postmix configuration. Another source of revenue is contract sales, which are sales, primarily of products in cans, to unaffiliated companies that hold soft drink franchises. Contract sales, which historically represent approximately 10.0% of total net sales and may fluctuate from year to year, are made at relatively low prices and gross profit margins due to the competition for such sales. Contract sales are not a primary focus of management in determining the Company's business strategy.
 As a result, management believes that changes in franchise case sales more accurately measure growth than changes in total net sales.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998, COMPARED TO QUARTER ENDED JUNE 30, 1997

     Net sales, excluding contract sales, for the three months ended June 30, 1998, increased by 8.4% to $84.8 million compared to $78.2 million for the same period in 1997. The increase was due primarily to a 7.6% increase in franchise case sales, of which (i) 7.3% was attributable to increased sales of the Company's soft drink products, and (ii) 0.3% was attributable to increased sales of the Company's beer products.

Consumer demand for single-serve soft drink products grew in part due to the expanded placement of single-serve marketing equipment. Consumers also took advantage of the increased promotion of take-home soft drink products. Average unit selling price for soft drink products was 1.5% higher and for beer products was 0.7% lower. The increase in average unit selling price for soft drink products represents a 7.9% increase in the price of single-serve packages offset by the Company's take-home soft drink packages. Contract sales for the three months ended June 30, 1998, increased 46.9% compared to the same period in 1997 due to the addition of bottled product sales to an existing can product customer. Contract sales represented 11.8% of net sales for the three months ended June 30, 1998, as contrasted to 8.9% of net sales for the same period in 1997. As a result of the foregoing, aggregate net sales for the three months ended June 30, 1998, increased 11.9% to $96.0 million compared to $85.9 million for the same period in 1997.

     Cost of sales for the three months ended June 30, 1998, increased to $65.9 million compared to $57.4 million for the same period in 1997. The increase was due primarily to the increase in contract net sales (although at thin margins) and the 7.6% increase in franchise case sales. In addition, unit prices for certain soft drink raw materials, principally packaging materials and concentrate, increased. As a percentage of net sales, cost of sales for the three months ended June 30, 1998, increased to 68.6% compared to 66.9% for the same period in 1997, reflecting the increase in low margin contract production. As a result of the foregoing, gross profit for the three months ended June 30, 1998, was $30.2 million or 6.1% greater than the gross profit of $28.4 million for the same period in 1997.

     Selling, general, and administrative expenses for the three months ended June 30, 1998, increased to $22.4 million compared to $20.3 million for the same period in 1997. Selling, general, and administrative expenses are comprised of selling, distribution and warehousing expenses ("S&D"), advertising and marketing expenses, and general and administrative expenses ("G&A"). S&D increased by $1.1 million due to expenses related to the increased franchise case sales and an emphasis on the placement of equipment dedicated to single-serve packages of soft drinks, including depreciation of the equipment. G&A increased by $1.0 million due primarily to increased personnel costs and provisions of certain expense reserves related to accounts receivable and self-insurance.

     As a result of the above factors, income from operations for the three months ended June 30, 1998, decreased to $6.9 million, or 7.2% of net sales, compared to $7.2 million, or 8.4% of net sales, for the same period in 1997. The Company's operating results are affected by seasonal demand for its products which generally results in higher sales and operating income in the second and third quarters of each fiscal year.

     Interest expense for the three months ended June 30, 1998, increased to $4.7 million from $4.5 million for the same period in 1997. The increase is due in large part to the additional interest associated with additional "PIK Notes" issued by the Company to pay the interest on the Subordinated Notes. The increase is also due to greater usage (based on number of days used) of the Company's credit facility to fund the expanded placement of marketing equipment.

     As a result of the above factors, the Company had income before income taxes and minority interest of $2.2 million for the three months ended June 30, 1998, compared to $2.7 million for the same period in 1997.

     The Company's effective income tax rate differs from statutory rates due to several factors. The most significant factors are the non-tax-deductibility of franchise cost amortization and separate reporting of the income tax effect of minority interest. The effective income tax rate provision for the three months ended June 30, 1998, is greater than for the same period in 1997 because these factors are more significant to the reported pre-tax results.

     As a result of the foregoing factors, the Company had net income of $700,000 for the three months ended June 30, 1998, compared to net income of $2.2 million for the same period in 1997.

SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Net sales, excluding contract sales, for the six months ended June 30, 1998, increased by 5.3% to $151.9 million compared to $144.2 million for the same period in 1997. The increase was due in part to a 3.5% increase in soft-drink franchise case sales. There was strong consumer demand for the Company's soft drink products in single-serve packages which was in part the result of expanded placement of single-serve marketing equipment. The effect of the demand for single-serve packages was, however, partially offset by the effect of competition on net pricing in the Company's take-home soft drink packages. Contract net sales for the six months ended June 30, 1998, increased 53.7% compared to the same period in 1997. As a result of the foregoing, total net sales for the six months ended June 30, 1998, increased 9.3% to $171.8 million compared to $157.1 million for the same period in 1997.

     Cost of sales for the six months ended June 30, 1998, increased to $119.3 million compared to $105.7 million for the same period in 1997. The increase was due primarily to a increase in the unit prices paid by the Company for certain soft drink raw materials, principally packaging materials and concentrate, as well as by the higher unit cost of purchasing beer from breweries and by the 3.6% increase in franchise case sales. As a percentage of net sales, cost of sales for the six months ended June 30, 1998, increased to 69.4% compared to 67.3% for the same period in 1997. The improved margin associated with single-serve packages of soft drinks and the increase in soft drink franchise case sales resulted in gross profit for the six months ended June 30, 1998, of $52.5 million or 2.1% greater than the gross profit of $51.4 million for the same period in 1997.

     Selling, general, and administrative expenses for the six months ended June 30, 1998, increased to $43.4 million compared to $40.6 million for the same period in 1997. S&D increased by $1.7 million due to expenses related to the increased franchise case sales and the emphasis on the placement of equipment dedicated to single-serve packages of soft drinks, including depreciation of the equipment. G&A increased by $1.1 million due to increased personnel costs and provisions for accounts receivable and self-insurance.

     As a result of the above factors, income from operations for the six months ended June 30, 1998, decreased to $7.3 million, or 4.3% of net sales, from $9.0 million, or 5.7% of net sales, for the same period in 1997. The Company's operating results are affected by seasonal demand for its products which generally results in higher sales and operating income in the second and third quarters of each fiscal year.

     Interest expense for the six months ended June 30, 1998, increased to $9.4 million from $8.9 million for the same period in 1997. The increase is due in large part to the additional interest associated with additional "PIK Notes" issued by the Company to pay the interest on the Subordinated Notes. The increase is also due to greater usage (based on number of days used) of the Company's credit facility to fund the expanded placement of marketing equipment.

     As a result of the above factors, the Company had a loss before income taxes and minority interest of $2.1 million for the six months ended June 30, 1998, compared to a loss before income taxes and minority interest of $33,000 for the same period in 1997.

     The Company's effective income tax rate differs from statutory rates due to several factors. The most significant factors are the non-tax-deductibility of franchise cost amortization and separate reporting of the income tax effect of minority interest. The effective income tax rate (benefit) for the six months ended June 30, 1998, is greater than for the same period in 1997 because these factors are less significant to the reported pre-tax results.

     As a result of the foregoing factors, the Company had net loss of $610,000 for the six months ended June 30, 1998, compared to net income of $512,000 for the same period in 1997.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     The Company is highly leveraged, and there are no significant reductions in debt scheduled before December 2003. The Company's principal use of funds until 2003 will be the payment of interest and investment in capital assets and strategic acquisitions. It is expected that the Company's primary source of funds for its future activities will be funds from operations. While the Company does not currently anticipate utilizing the funds available under its credit agreement for other than seasonal working capital requirements, such funds may be used to augment operating cash flow. Pursuant to the credit agreement, the Company has a borrowing capacity of up to $30.0 million, including $10.0 million available for the issuance of letters of credit. At June 30, 1998, letters of credit of $9.2 million had been issued and $5.5 million had been drawn for seasonal working capital requirements. The credit facility will mature in 2001.

     The Company had cash of $5.0 million and working capital of $34.5 million at June 30, 1998, compared to cash of $4.7 million and working capital of $35.4 million at December 31, 1997. Working capital represents current assets (excluding cash and cash equivalents) less current liabilities (excluding advances under the credit agreement, current maturities of long-term debt, and other long-term liabilities).

     The $300,000 increase in cash from December 31, 1997, to June 30, 1998, resulted from net cash provided by operations of $8.4 million, augmented by $5.0 million provided by financing activities, less the cash used in investing activities of $13.1 million during the six months ended June 30, 1998. The cash provided by operations included a $900,000 decrease in working capital. In the same period in 1997, cash decreased by $4.6 million, decrease represented net cash provided by operations of $1.2 million, plus $4.4 million of additional cash provided by financing activities, less $10.2 million of cash used in investing activities.

     Cash used in investing activities of $13.1 million during the six months ended June 30, 1998, represented a $2.8 million increase over cash used in the same period of 1997. The increase in cash used was primarily related to capital expenditures for marketing equipment related to single-serve packages of soft drinks and to expenditures for long-term marketing agreements. Capital expenditures of this type will be less significant in the balance of fiscal year 1998.

     Financing activities during the six months ended June 30, 1998, provided $5.0 million in net cash which represented a $600,000 increase over the $4.4 million in net cash provided during the same period of 1997. This increase in net cash provided resulted from credit agreement net advances of $5.5 million, offset by long-term debt repayments and distributions to the minority interest holder aggregating $500,000.

     Management believes that the Company's production facilities will be sufficient to meet anticipated unit growth for the next several years. Accordingly, management anticipates that capital expenditures in respect of such facilities will consist of expenditures to maintain operating efficiency. Capital expenditures will be required primarily for the Company's automobile and truck fleet, vending machines, and routine plant, bottling, and canning equipment additions. During the six months ended June 30, 1998 and 1997, capital expenditures totaled $10.9 million and $9.2 million, respectively. The Company anticipates that capital expenditures will total approximately $15.0 million for fiscal year 1998 and will be reduced significantly in fiscal year 1999.

     Management believes that the Company's future operating activities will generate sufficient cash flows to repay borrowings under the credit agreement as they become due and payable. However, based on such anticipated operating results, management does not expect that the Company's future operating activities will generate sufficient cash flows to repay in their entirety its Senior Notes payable (with a balance of $120.0 million at June 30, 1998) at their maturity on December 15, 2003. While management believes that the Company will be able to refinance the Senior Notes at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

     The Company had Subordinated Notes payable with a balance of $46.0 million at June 30, 1998, which mature on December 23, 2003. However, the maturity of the Subordinated Notes can be extended to December 23, 2004, and then to December 23, 2005, if any debt incurred to refinance the Company's 1993 Senior Notes is then outstanding. The Subordinated Notes have an interest rate of 11.0% which can be paid under certain conditions with additional Subordinated Notes ("PIK Notes"). Management expects those conditions will exist until December 1998 and that it will make payments of interest in PIK Notes to conserve cash. Management does not expect that the Company's future operating activities will generate sufficient cash flows to repay the Subordinated Notes at their maturity. While management believes that the Company will be able to refinance the Subordinated Notes, including any PIK Notes, at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

                                    PART II

ITEM 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit 27.1 - Financial Data Schedule

          (b) Not applicable

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 1998.


                                        DELTA BEVERAGE GROUP, INC.


                                        By: /s/ John F. Bierbaum
                                            ------------------------------
                                            John F. Bierbaum
                                            Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
-------         ------------
   27.1         Financial Data Schedule
