Form 10-Q
period 1998-09-30
DELTA BEVERAGE GROUP INC
filed 1998-11-16
CIK 1029557

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

/ / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998



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

         As of November 15, 1998, the issuer had outstanding: (i) 6,067.83 shares of Series AA Preferred Stock, $5,000 stated value, (ii) 20,301.87 shares of voting Common Stock, $.01 par value, and (iii) 32,949.93 shares of nonvoting Common Stock.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                         Page
PART I............................................................................................          1

       ITEM 1.     FINANCIAL STATEMENTS...........................................................          1
       ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS............................................          6

PART II...........................................................................................         13

       ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...............................................         13

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                    Unaudited

                             (Dollars in thousands)

                                                          DECEMBER 31,          SEPTEMBER 30,
                                                              1997                  1998
                                                          ------------          -------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                $    4,680           $   4,843
   Receivables, net of allowance for doubtful
       accounts of $562 and $525
           Trade                                                19,644              24,674
           Marketing and advertising                             7,228               6,415
           Other                                                 2,924               2,671
   Inventories, at cost                                         18,153              18,175
   Pallets, tanks and shells, at deposit value                   6,340               6,513
   Prepaid expenses and other                                      986               2,510
   Deferred income taxes                                         5,747               5,576
                                                            ----------           ---------
             Total current assets                               65,702              71,377
                                                            ----------           ---------

PROPERTY AND EQUIPMENT:
   Land                                                          4,639               4,662
   Buildings and improvements                                   16,286              18,190
   Machinery and equipment                                      90,211              98,650
                                                            ----------           ---------
                                                               111,136             121,502
   Less accumulated depreciation and amortization              (55,880)            (59,523)
                                                            ----------           ---------
                                                                55,256              61,979
                                                            ----------           ---------
OTHER ASSETS:
   Cost of franchises in excess of net assets
       acquired, net of accumulated amortization
       of $50,652 and $53,383                                  112,634             109,903
   Deferred income taxes                                        19,481              19,881
   Deferred financing costs and other                            7,841              10,477
                                                            ----------           ---------
                                                               139,956             140,261
                                                            ----------           ---------
                                                            $  260,914           $ 273,617
                                                            ----------           ---------
                                                            ----------           ---------



      The accompanying notes are an integral part of these balance sheets.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                    Unaudited

                  (Dollars in thousands, except per share data)



                                                                  DECEMBER 31,       SEPTEMBER 30,
                                                                      1997               1998
                                                                  ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Current maturities of long-term debt                             $     215         $     257
   Accounts payable                                                     9,530            13,334
   Accrued liabilities                                                 16,088            20,243
                                                                    ---------         ---------
             Total current liabilities                                 25,833            33,834
                                                                    ---------         ---------

LONG-TERM DEBT AND OTHER LIABILITIES                                  170,189           176,248

MINORITY INTEREST                                                       4,575             3,748

STOCKHOLDERS' EQUITY:
   Preferred stock:
       Series AA, $5,000 stated value, 30,000 shares
           authorized, 5,802.77 and 6,067.83 shares
           issued and outstanding                                      29,014            30,339
   Common stock:
       Voting, $.01 par value, 60,000 shares authorized,
           20,301.87 shares issued and outstanding                          -                 -
       Nonvoting, $.01 par value, 35,000 shares authorized,
           32,949.93 shares issued and outstanding                          -                 -
       Additional paid-in capital                                     115,765           115,765
       Accumulated deficit                                            (84,456)          (86,314)
       Deferred compensation                                               (6)               (3)
                                                                    ----------        ---------
                                                                        60,317           59,787
                                                                    ----------        ---------
                                                                    $  260,914        $ 273,617
                                                                    ----------        ---------
                                                                    ----------        ---------


      The accompanying notes are an integral part of these balance sheets.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited

                             (Dollars in thousands)


                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30                  SEPTEMBER 30
                                                         -------------------------     -----------------------
                                                           1997             1998           1997         1998
                                                         --------         --------     ----------    ---------
OPERATIONS:
  Net sales                                              $ 89,370         $ 94,129     $  246,517    $ 265,907
  Cost of sales                                            60,040           65,300        165,755      184,559
                                                         --------         --------     ----------    ---------
       Gross profit                                        29,330           28,829         80,762       81,348

  Selling, general and administrative expenses             21,054           21,751         61,672       65,119
  Amortization of franchise costs and other
     intangibles                                              910              912          2,734        2,736
                                                         --------         --------     ----------    ---------
       Operating income                                     7,366            6,166         16,356       13,493
                                                         --------         --------     ----------    ---------

OTHER (INCOME) EXPENSES:
  Interest                                                  4,510            4,715         13,416       14,073
  Other, net                                                  (97)              69             20          126
                                                         --------         --------     ----------    ---------
                                                            4,413            4,784         13,436       14,199
                                                         --------         --------     ----------    ---------

INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                                    2,953            1,382          2,920         (706)

  Income tax provision                                     (4,037)          (1,309)        (3,473)         (45)
  Minority interest, net of taxes                            (154)               2           (173)         216
                                                         --------         --------     ----------    ---------

NET INCOME (LOSS)                                        $ (1,238)        $     75     $     (726)   $    (535)
                                                         --------         --------     ----------    ---------
                                                         --------         --------     ----------    ---------



        The accompanying notes are an integral part of these statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                    Unaudited

                             (Dollars in thousands)

                                                                         1997                      1998
                                                                      ---------                  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $    (726)                 $   (535)
  Adjustments to reconcile net loss to net cash
       provided by operating activities:
           Depreciation and amortization                                  8,418                    10,130
           Non-cash interest on long-term debt                            4,098                     4,348
           Change in deferred income taxes                                3,270                      (229)
           Minority interest, before taxes                                  375                      (219)
           Net expense under deferred compensation plans                    403                       482
           Changes in current assets and liabilities:
             Receivables                                                 (4,114)                   (3,964)
             Inventories                                                 (3,393)                      (22)
             Shells, tanks and pallets                                     (329)                     (173)
             Prepaid expenses and other                                  (1,392)                   (1,524)
             Accounts payable and accrued liabilities                     4,072                     6,366
                                                                      ---------                  --------
               Net cash provided by operating activities                 10,682                    14,660
                                                                      ---------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (10,550)                  (12,850)
  Purchase of other assets                                               (1,224)                   (4,527)
  Proceeds from sales of property and equipment                              31                       196
  Other                                                                     (28)                       (6)
                                                                      ---------                  --------
       Net cash used in investing activities                            (11,771)                  (17,187)
                                                                      ---------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving line of credit                              12,000                    12,000
  Payments on revolving line of credit                                  (12,000)                   (8,500)
  Principal payments on long-term debt and other
       liabilities                                                         (489)                     (202)
  Cash distribution to minority interest holder                            (494)                     (608)
                                                                      ---------                  --------
         Net cash provided by (used by) financing activities               (983)                    2,690
                                                                      ---------                  --------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (2,072)                      163
CASH AND CASH EQUIVALENTS, beginning of period                           12,171                     4,680
                                                                      ---------                  --------
CASH AND CASH EQUIVALENTS, end of period                              $  10,099                  $  4,843
                                                                      ---------                  --------
                                                                      ---------                  --------

        The accompanying notes are an integral part of these statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

1.       BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Delta Beverage Group, Inc. (the "Company", a Delaware corporation) and subsidiary (collectively, the "Companies") have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) which are considered necessary for a fair presentation of financial position, results of operations and cash flows as of September 30, 1998, and for all interim periods presented. These condensed interim financial statements do not include all of the financial information and disclosures required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Companies' audited consolidated financial statements and related notes thereto for the year ended December 31, 1997. Also, the results of operations for the interim periods presented may not be indicative of the results for the entire year.

2.       RECLASSIFICATIONS:

Certain prior year balances have been reclassified to conform to the current year presentation.

3.       PREFERRED STOCK:

Authorized preferred stock consists of 30,000 designated Series AA preferred shares. Series AA preferred stockholders receive cumulative dividends at an annual rate of 6% based on the $5,000 stated value per share. Dividends are paid quarterly in cash or in additional shares of Series AA preferred stock. During the nine months ended September 30, 1998, the Company issued additional preferred shares as payment-in-kind dividends on preferred stock of approximately $1,325,000. The additional preferred shares are included in stockholders' equity as of September 30, 1998.

4.       LONG-TERM DEBT AND OTHER LIABILITIES:

The Company maintains a $30.0 million bank revolving line of credit which matures on December 16, 2001, and bears interest, at the Company's option, at LIBOR or a defined margin over the higher of (1) the bank's prime rate or (2) the federal funds rate plus 0.5%. Borrowings are limited to the sum of approximately 80% of the Company's eligible receivables and approximately 50% of the Company's eligible inventory. The line of credit includes a $10.0 million limit for the issuance of letters of credit. Borrowings under the line are secured by the Company's accounts receivable and inventory. Borrowings outstanding under the line of credit were $3.5 million as of September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS DESCRIBES CERTAIN FACTORS AFFECTING THE RESULTS OF OPERATIONS OF DELTA BEVERAGE GROUP, INC. (THE "COMPANY") FOR THE FISCAL QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND ITS FINANCIAL CONDITION AS OF SEPTEMBER 30, 1998. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

         CERTAIN OF THE STATEMENTS IN THE FOLLOWING DISCUSSION CONSTITUTE FORWARD-LOOKING STATEMENTS WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. VARIOUS FACTORS MAY CAUSE ACTUAL RESULTS OF OPERATIONS AND FINANCIAL CONDITION TO VARY SIGNIFICANTLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENT MADE HEREIN OR IN OTHER REPRESENTATIONS MADE BY THE COMPANY'S MANAGEMENT OR BY OTHERS ON BEHALF OF THE COMPANY. PLEASE REFER TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 FOR A DESCRIPTION OF THE FACTORS KNOWN TO THE COMPANY THAT MAY CAUSE ACTUAL RESULTS TO VARY.

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

         The Company's primary source of revenue is franchise case sales, which are sales of the Company's branded products directly to retailers whether of package, premix or postmix configuration. Another source of revenue is contract sales which are sales to unaffiliated companies that hold soft drink franchises. Contract sales, which historically represent less than 10.0% of total net sales, may fluctuate from year to year, and are made at relatively low prices and gross profit margins due to the competition for such sales. Contract sales not a primary focus of management in determining the Company's business strategy. As a result, management believes that changes in franchise case sales more accurately measure growth than changes in total net sales.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

         Net sales, excluding contract sales, for the three months ended September 30, 1998 increased by 1.0% to $82.8 million compared to $82.0 million for the same period in 1997. The increase was due in part to a 1.6% increase in franchise case sales. Take-home sales increased 1.6%, however, the contribution to gross margin was lower than 1997 due to reduced pricing. This was offset by increased pricing in cold bottles even though sales remained flat in the quarter. Contract net sales for the three months ended September 30, 1998 increased 53.4% compared to the same period in 1997 due to the addition of bottled product requirements for an existing can product customer. Contract sales represented 12.1% of net sales for the three months ended September 30, 1998, as contrasted to 8.3% of net sales for the same period in 1997. As a result of the foregoing, aggregate net sales for the three months ended September 30, 1998 increased 5.3% to $94.1 million compared to $89.4 million for the same period in 1997.

         Cost of sales for the three months ended September 30, 1998 increased to $65.3 million compared to $60.0 million for the same period in 1997. The increase was due primarily to the increase in contract net sales (although at thin margins) and the 1.6% increase in franchise case sales. As a percentage of net sales, cost of sales for the three months ended September 30, 1998 increased to 69.4% compared to 67.2% for the same period in 1997 due primarily to the effect of the substantial increase in contract net sales and to a lesser degree to reduced per unit profitability of take-home soft drink packages resulting from price competition. As a result of the foregoing, gross profit for the three months ended September 30, 1998 was $28.8 million or 1.7% less than the gross profit of $29.3 million for the same period in 1997.

         Selling, general and administrative expenses for the three months ended September 30, 1998 increased to $21.8 million compared to $21.1 million for the same period in 1997. Selling, general and administrative expenses are comprised of selling, distribution and warehousing expenses ("S&D"), advertising and marketing expenses, and general and administrative expenses ("G&A"). S&D increased by $0.7 million due to expenses related to the increased franchise case sales and costs and depreciation related to the emphasis on the placement of equipment dedicated to single-serve packages of soft drinks

         As a result of the above factors, income from operations for the three months ended September 30, 1998 decreased to $6.2 million, or 6.6% of net sales, compared to $7.4 million, or 8.2% of net sales, for the same period in 1997.

         Interest expense for the three months ended September 30, 1998 increased to $4.7 million from $4.5 million for the same period in 1997. The increase is due to greater usage (as it relates to number of days used) of the Company's credit facility to fund the expanded placement of marketing equipment.

         Other expenses increased due to a loss realized in the liquidation of excess property.

         As a result of the above factors, the Company had income before income taxes and minority interest of $1.4 million for the three months ended September 30, 1998 compared to $3.0 million for the same period in 1997.

         The Company's effective income tax rate differs from statutory rates due to several factors. The most significant factors are the non-tax-deductibility of franchise cost amortization and separate reporting of the income tax effect of minority interest. The effective income tax rate provision for the three months ended September 30, 1998 is different than for the same period in 1997 because these factors are more significant to the reported pre-tax results.

         As a result of the foregoing factors, the Company had net income of $75,000 for the three months ended September 30, 1998 compared to net loss of $1.2 million for the same period in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net sales, excluding contract sales, for the nine months ended September 30, 1998 increased by 3.7% to $234.6 million compared to $226.2 million for the same period in 1997. The increase was due in part to a 2.9% increase in soft-drink franchise case sales. There was strong consumer demand for the Company's soft drink products in single-serve packages which was in part the result of expanded placement of marketing equipment. The effect of the demand for single-serve packages was partially offset by the effect of competition on net pricing in the Company's take-home soft drink packages. Contract net sales for the nine months ended September 30, 1998 increased 53.6% compared to the same period in 1997. As a result of the foregoing, aggregate net sales for the nine months ended September 30, 1998 increased 7.9% to $265.9 million compared to $246.5 million for the same period in 1997.

         Cost of sales for the nine months ended September 30, 1998 increased to $184.6 million compared to $165.8 million for the same period in 1997. The increase was due primarily to an increase in the unit prices paid by the Company for certain soft drink raw materials, principally packaging materials and concentrate, as well as by the higher unit cost of purchasing beer from the breweries (including the effect of the shift to premium brands) and by the 2.8% increase in franchise case sales. As a percentage of net sales, cost of sales for the nine months ended September 30, 1998 increased to 69.4% compared to 67.2% for the same period in 1997. The improved margin associated with the premium brands of beer and single-serve packages of soft drinks and the increase in soft drink franchise case sales resulted in gross profit for the nine months ended September 30, 1998 of $81.3 million or 0.7% greater than the gross profit of $80.8 million for the same period in 1997.

         Selling, general and administrative expenses for the nine months ended September 30, 1998 increased to $65.1 million compared to $61.7 million for the same period in 1997. S&D increased by $2.0 million due to expenses related to the increased franchise case sales and costs and depreciation related to the emphasis on the placement of equipment dedicated to single-serve packages of soft drinks. G&A increased by $2.0 million due to increased advertising costs as well as claims related insurance costs.

         As a result of the above factors, income from operations for the nine months ended September 30, 1998 decreased to $13.5 million or 5.1% of net sales, from $16.4 million or 6.6% of net sales for the same period in 1997.

         Interest expense for the nine months ended September 30, 1998 increased to $14.1 million from $13.4 million for the same period in 1997. The increase is due in large part to the additional interest incurred from the additional "PIK Notes" used to pay the interest on the Subordinated Notes. The increase is also due to greater usage (as it relates to number of days used) of the Company's credit facility to fund the expanded placement of marketing equipment.

         Other expenses increased due to a loss realized in the liquidation of excess property.

         As a result of the above factors, the Company had a loss before income taxes and minority interest of $0.7 million for the nine months ended September 30, 1998 compared to income before income taxes and minority interest of $2.9 million for the same period in 1997.

         The Company's effective income tax rate differs from statutory rates due to several factors. The most significant factors are the non-tax-deductibility of franchise cost amortization and separate reporting of the income tax effect of minority interest. The effective income tax rate provision for the nine months ended September 30, 1998 is different than for the same period in 1997 because these factors are more significant to the reported pre-tax results.

         As a result of the foregoing factors, the Company had net loss of $0.5 million for the nine months ended September 30, 1998 compared to net loss of $0.7 million for the same period in 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company is highly leveraged, although there are no significant reductions in debt scheduled before December 2003. The Company's principal use of funds until 2003 will be the payment of interest and investment in capital assets and strategic acquisitions. It is expected that the Company's primary source of funds for its future activities will be funds from operations. While the Company does not currently anticipate utilizing the funds available under its credit agreement for other than seasonal working capital requirements, such funds may be used to augment operating cash flow. Pursuant to the credit agreement, the Company has a borrowing capacity of up to $30.0 million, including $10.0 million available for the issuance of letters of credit. At September 30, 1998, letters of credit of $8.5 million had been issued and $3.5 million had been drawn for seasonal working capital requirements. The credit facility will mature in 2001.

         The Company had cash of $4.8 million and working capital of $33.1 million at September 30, 1998, compared to cash of $4.7 million and working capital of $35.4 million at December 31, 1997. Working capital represents current assets (excluding cash and cash equivalents) less current liabilities (excluding advances under the credit agreement, current maturities of long-term debt and other long-term liabilities).

         The $0.1 million increase in cash from December 31, 1997 to September 30, 1998 resulted from net cash provided by operations of $14.7 million, augmented by $2.7 million provided by financing activities, less the cash used in investing activities of $17.2 million during the nine months ended September 30, 1998. The cash provided by operations was net of a $2.4 million decrease in working capital. In the same period in 1997, cash decreased by $2.1 million resulting from net cash provided by operations of $10.7 million, minus $1.0 million of cash used in financing activities, and $11.8 million of cash used in investing activities.

         Cash used in investing activities of $17.2 million during the nine months ended September 30, 1998 represented a $5.4 million increase over cash used in the same period of 1997. The increase in cash used was primarily related to capital expenditures for marketing equipment related to single-serve packages of soft drinks and expenditures to secure long-term marketing relationships. Capital expenditures of this type will be less significant in the balance of fiscal year 1998.

         Financing activities in the nine months ended September 30, 1998 provided $2.7 million in net cash which represented a $3.7 million increase over the $1.0 million in net cash used in the same period of 1997. This increase in net cash provided resulted primarily from credit agreement advances of approximately $3.5 million.

         Management believes that the Company's production facilities will be sufficient to meet anticipated unit growth for the next several years. Accordingly, management anticipates that capital expenditures in respect of such facilities will consist of expenditures to maintain operating efficiency. Capital expenditures will be required primarily for the Company's automobile and truck fleet, vending machines, and routine plant, bottling, and canning equipment additions. During the nine months ended September 30, 1998 and 1997, capital expenditures totaled $12.9 million and $10.6 million respectively. The Company anticipates that capital expenditures will total approximately $15.0 million for fiscal year 1998 and will be reduced significantly in fiscal year 1999.

         Management believes that the Company's future operating activities will generate sufficient cash flows to repay borrowings under the credit agreement as they become due and payable. However, based on such anticipated operating results, management does not expect that the Company's future operating activities will generate sufficient cash flows to repay in their entirety its Senior Notes payable (with a balance of $120.0 million at September 30, 1998) at their maturity on December 15, 2003. While management believes that the Company will be able to refinance the Senior Notes at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

         The Company has Subordinated Notes payable with a balance of $46.0 million at September 30, 1998, which mature on December 23, 2003. However, the maturity of the Subordinated Notes can be extended to December 23, 2004, and then to December 23, 2005, if any debt incurred to refinance the Company's 1993 Senior Notes is then outstanding. The Subordinated Notes have an interest rate of 11.0% which can be paid under certain conditions with additional Subordinated Notes ("PIK Notes"). Management currently expects those conditions will exist at least until mid-1999 and that it will make payments of interest in PIK Notes to conserve cash. Management does not expect that the Company's future operating activities will generate sufficient cash flows to repay the Subordinated Notes at their maturity. While management believes that the Company will be able to refinance the Subordinated Notes, including any PIK Notes, at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

                               YEAR 2000

         The Year 2000 ("Y2K") problem concerns the ability of information systems and equipment controlled by computer chips and systems to properly recognize and process date sensitive information on and beyond January 1, 2000. The risks from this date change are both internal and external. The Company's production, distribution, and administrative systems are at risk due to the change in date. The external risks, which are more difficult to assess and manage, are from essential suppliers of raw materials, utilities, and external distribution services. Customer non-payment from Y2K-related problems also poses an element of risk.

         The Company presently uses 18 different pieces of application software that are important to its business processes. These systems rely on a wide area frame relay network ("WAN") to conduct the Company's business. The Company presently has a maintenance agreement for each of these systems and the WAN components, which ensures availability of a Y2K compliant system under the agreement at no additional cost. The hardware and network that the Company uses was installed within the last 18 months and is largely Y2K compliant. The completion of changes necessary to achieve Y2K compliance is expected to be completed by March 31, 1999.

         The Company relies on a supply chain to produce and distribute its products from manufacturing facilities to distribution warehouses and, in turn, our customers. The suppliers of raw materials (cans, PET bottles, closures, etc.) directly determine our ability to produce products. Issues with raw material availability or transportation disruptions could affect the availability of products in specific flavors and package sizes. In case of a critical shortage of multiple items, the Company's ability to produce products could be at risk. The Company plans to monitor supplier readiness as a part of its Y2K assessment and management plan in the first quarter of 1999. These risks have not been assessed at this point in time.

         The production facilities use equipment that operates computer control systems based upon programmed logic controllers (PLCs). The Reserve, Louisiana, plant has reviewed its PLCs for Y2K compliance and found them compliant. A similar evaluation will take place for the other DBG facilities. The system that the plant relies upon for forecasting demand, ordering raw materials, monitoring inventory levels, shipping products, and recording shipments are all computer systems. The software that runs these processes is a combination of commercially available software and internally developed applications. The Company believes commercially available software installed and the internally developed software is compliant. In 1999, testing will surface any items that were missed during our detection assessment and remediation period.

         The DBG's 25 distribution centers use a common enterprise-wide supply chain management tool that has been assessed for Y2K readiness. The Y2K compliant version is presently loaded on a test system in the corporate office, and testing to ensure that it meets all of the Company's needs is underway. This system is scheduled to be operating the end of March 1999. The conversion is expected to have little risk of business disruption.

         The Company's customers pay for products either upon receipt of goods or within a pre-arranged time frame. The customer risk for DBG has not been assessed. Assessment of the risk is planned for the first quarter of 1999 in our formal plan. No one customer of DBG represents enough of a risk to put our allowances for bad debt at risk. A problem with the financial systems in the banking and finance sector could create a substantial hardship for the business in general, including DBG.

         The Company has not incurred material incremental costs associated with its Y2K plan. This is due in part to the Company's recent system conversions that replaced virtually all applications and hardware in use before 1993, with the bulk of these changes happening within the last 18 months. The Company's initial review of its production PLCs found most to be compliant, not requiring upgrade. We believe the remaining costs associated with addressing the Company's Y2K issues will not be material.

         The Company will also develop manual methodologies to use in the event of significant networking, utility or computer disruptions, because of the Y2K problems. These methodologies will cause some timeliness and control issues with reporting if they need to be enacted. They would also eliminate some of the efficiencies that the Company has gained as a result of the automation efforts.

                                     PART II

ITEM 6.     EXHIBITS AND REPORTS OR FORM 8-K

            (a) Exhibit 10.1 - Accounting Services Agreement by and between Delta Beverage Group, Inc. and Pepsi-Cola Puerto Rico Bottling Company effective July 20, 1998.

                  Exhibit 27.1 - Financial Data Schedule

            (b)   Not applicable

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 15, 1998.


                                             DELTA BEVERAGE GROUP, INC.

                                             By: /s/ John F. Bierbaum
                                                -------------------------------
                                                    John F. Bierbaum
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
10.1          Accounting Services Agreement by and between Delta Beverage
              Group, Inc. and Pepsi-Cola Puerto Rico Bottling Company
              effective July 20, 1998.

27.1          Financial Data Schedule