Form 10-K
period 1998-12-31
DELTA BEVERAGE GROUP INC
filed 1999-03-31
CIK 1029557

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




                      COMMISSION FILE NUMBER _______


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

     As of March 15, 1999, the Registrant had outstanding: (i) 6,158.84 shares of Series AA Preferred Stock, $5,000 stated value, (ii) 20,301.87 shares of voting Common Stock, $0.01 par value, and (iii) 32,949.93 shares of nonvoting Common Stock, $0.01 par value.




------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                 TABLE OF CONTENTS

                                                                                     Page
CAUTIONARY STATEMENT...................................................................1

PART I.................................................................................7

      ITEM 1    BUSINESS...............................................................7
      ITEM 2    PROPERTIES............................................................18
      ITEM 3    LEGAL PROCEEDINGS.....................................................18
      ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................18

PART II...............................................................................19

      ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS...................................................19
      ITEM 6    SELECTED FINANCIAL DATA...............................................20
      ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...................................21
      ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............27
      ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................28
      ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE................................46

PART III..............................................................................47

      ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................47
      ITEM 11   EXECUTIVE COMPENSATION................................................50
      ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT........................................................53
      ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................54

PART IV...............................................................................57

      ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......57

SIGNATURES............................................................................59

INDEX TO EXHIBITS.....................................................................60


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

SIGNIFICANT LEVERAGE AND DEBT SERVICE

     Issuance of $120.0 million principal amount (the "Debt Offering") of 9-3/4% Senior Notes Due 2003 (the "Notes"), retirement of certain existing indebtedness of the Company and the consummation of the transaction contemplated in the Credit Agreement (the "Credit Agreement"), dated December 16, 1996, by and among the Company, NationsBank, N.A. and other lending institutions (collectively, the "Financing Transactions"), have heightened the Company's highly leveraged status. At December 31, 1998, the Company had total consolidated outstanding long term debt of approximately $180.7 million, of which approximately $132.1 million was Senior Indebtedness (as defined herein) and approximately $48.6 million was subordinated debt. In addition, subject to the restrictions in the Credit Agreement and the Indenture (the "Indenture"), dated December 17, 1996, between the Company and Norwest Bank Minnesota, National Association, as trustee, relating to the Notes, the Company may incur certain additional indebtedness from time to time, which may include additional Notes to be issued by the Company in the future under the Indenture. At December 31, 1998, the Company had borrowing capacity of up to $30.0 million under the Credit Agreement, including $10.0 million available thereunder for the issuance of letters of credit, of which $5.6 million was drawn upon and $8.5 million had been issued, respectively.

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

         The Company's ability to pay interest on the Notes and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of borrowings under the Credit Agreement or any successor credit facilities. The Company will require substantial amounts of cash to fund scheduled payments of interest on its outstanding indebtedness as well as for future capital expenditures and any increased working capital requirements. If the Company is unable to meet its cash requirements out of cash flow from operations and its available borrowings, there can be no assurance that it will be able to obtain alternative financing or that it will be permitted to do so under the terms of the Indenture or the Credit Agreement. In the absence of such financing, the Company's ability to respond to changing business and economic conditions, to absorb adverse operating results, to fund capital expenditures or to make future acquisitions may be adversely affected. In addition, actions taken by the lending banks under the Credit Agreement are not subject to approval by the holders of the Notes. Moreover, the principal balance of the Company's 11% subordinated notes is due in December 2003 (the "Subordinated Notes"). Finally, it is anticipated that in order to pay the principal balance of the Notes due at maturity, the Company will be required to obtain alternative financing. There can be no assurance, however, that the Company will be able to refinance the Notes at maturity, and the inability to refinance the Notes would likely have a material adverse effect on the Company and on the market value and marketability of the Notes.

     Borrowings under the Credit Agreement bear interest at floating rates. Increases in interest rates on such borrowings could adversely affect the financial condition or results of operations of the Company. Increases in interest rates could negatively impact the ability of the Company to meet its debt service obligations, including its obligations under the Notes and the Subordinated Notes.

UNSECURED STATUS OF THE NOTES

     The Notes are not secured by any of the assets of the Company or its subsidiaries. At December 31, 1998, the Company had borrowing capacity of up to $30.0 million under the Credit Agreement, including $10.0 million available thereunder for the issuance of letters of credit, of which $5.6 million was drawn upon and $8.5 million had been issued, respectively. The indebtedness pursuant to the Credit Agreement is secured by a first priority, perfected security interest in the Company's, and any future guarantor's, accounts receivable and inventory. In addition, as of December 31, 1998, the Company had approximately $155,000 of other secured indebtedness outstanding. Despite being senior indebtedness of the Company, ranking PARI PASSU with all other unsubordinated, unsecured indebtedness of the Company, the Notes are effectively subordinated to the indebtedness incurred pursuant to the Credit Agreement and such other indebtedness to the extent of such security interests. In the event of bankruptcy, liquidation, reorganization or other winding up of the Company, the assets of the Company will be available to pay the Company's obligations under the Notes and its other unsecured debt only after all of the Company's obligations under the Credit Agreement and its other secured indebtedness have been paid in full.

EFFECTIVE SUBORDINATION TO CREDITORS OF THE COMPANY'S NON-GUARANTOR SUBSIDIARIES

     The creditors of the Company (including the holders of the Notes) effectively rank, or will rank, junior to all creditors (including unsecured creditors) of the Company's subsidiaries (other than any subsidiary that guarantees the Notes (a "Guaranteeing Subsidiary")) with respect to the assets of such subsidiaries notwithstanding that the Notes are senior obligations of the Company. At December 31, 1998, there are no Guaranteeing Subsidiaries with respect to the Notes. Any right of the Company or a Guaranteeing Subsidiary to receive the assets of any of its respective subsidiaries which are not Guaranteeing Subsidiaries upon liquidation or reorganization of such subsidiary (and the consequent right of the holders of the Notes to participate in those assets) will be effectively subordinated to the claims of that subsidiary's creditors (including trade creditors), except to the extent that the Company or such Guaranteeing Subsidiary is itself recognized as a creditor of such subsidiary, in which case the claims of the Company or such Guaranteeing Subsidiary would still be subordinated to any security interests in the assets of such subsidiary in favor of another creditor and subordinated to any indebtedness of such subsidiary senior to that held by the Company or such Guaranteeing Subsidiary. As of December 31, 1998, the aggregate amount of indebtedness of the Company's subsidiary to which the holders of the Notes were effectively subordinated was approximately $3.1 million.

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

DEPENDENCE ON PEPSICO AND MILLER PRODUCTS

     For the year ended December 31, 1998, approximately 79% of the Company's soft drink sales were derived from the sale of PepsiCo, Inc. ("PepsiCo") products pursuant to franchise agreements with PepsiCo and approximately 81% of the Company's beer sales were derived from the sale of Miller Brewing Company ("Miller") products pursuant to a distributor agreement with Miller. If adverse events affect the popularity of PepsiCo or Miller products in the Company's territories, the Company's business would be adversely affected.

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

     The Company's principal competitors are distributors of Anheuser-Busch products. In 1998, Anheuser- Busch products accounted for 46% of total U.S. beer sales, while sales of Miller products, the Company's primary brewer, accounted for 21% of total U.S. beer sales.

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

EXPIRATION OF LABOR CONTRACTS

     At December 31, 1998, the Company had approximately 1,760 full-time employees and 50 part-time employees. Approximately 145 of the Company's employees at its Collierville, Tennessee, facility are represented by the International Brotherhood of Teamsters Local Union No. 1196 pursuant to two labor contracts. The first contract expires in September 2000 and automatically extends for one-year terms thereafter unless written notice is provided by either party to the other at least 60 days prior to expiration of the contract. The second contract expires in December 1999. Approximately 160 of the Company's employees at its Harahan, Louisiana, facility are represented by the International Brotherhood of Teamsters, AFL-CIO, General Truck Drivers, Chauffeurs, Warehousemen and Helpers Local 270 pursuant to two labor contracts. The first contract expires in March 1999. The second contract expires in December 1999. If any labor contract is not renewed or if there is a labor dispute, the Company's financial position could be adversely affected.

CERTAIN FACTORS AFFECTING SALES

     The Company's sales are seasonal. In a typical year, approximately 55% of the Company's sales by volume occur from April to September and approximately 45% occur from October to March. As a result, the Company's working capital requirements and cash flow vary substantially throughout the year. Consumer demand for the Company's products is affected by weather conditions. Cool, wet spring or summer weather could result in decreased sales of the Company's products and could have an adverse effect on the Company's financial position. In addition, sales of the Company's products are dependent on the condition of the local economies in the Company's territories. A depressed local economy could have an adverse effect on the Company's sales and results of operations.

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

                                  PART I

ITEM 1  BUSINESS

     THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS CONTAINS CERTAIN FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," AND "INTENDS," OR COMPARABLE TERMINOLOGY. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. HOLDERS AND POTENTIAL PURCHASERS OF THE COMPANY'S SECURITIES ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS WHICH ARE QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONS AND RISKS DESCRIBED HEREIN.

GENERAL

     The Company is one of the largest soft drink manufacturers and distributors in the U.S., selling over 27.9 million hard cases of PepsiCo products and 7.3 million hard cases of other soft drinks in 1998. The Company is the fifth largest independent PepsiCo bottler in the U.S. PepsiCo is the second leading soft drink franchisor in the U.S., capturing approximately 31.4% of all soft drink sales in 1998. In 1998, net sales for the Company totaled $352.1 million and EBITDA was $29.9 million.

     The Company's exclusive franchise territories cover portions of Arkansas, Louisiana, Mississippi, Tennessee and Texas and include the cities of New Orleans, Memphis, Little Rock, Shreveport, Baton Rouge and Tupelo. In the aggregate, there are approximately seven million people in the Company's territories. The Company has the exclusive right within its territories to manufacture and/or distribute the following families of products: PEPSI-COLA
(cola), MOUNTAIN DEW (heavy citrus), SEVEN-UP (lemon-lime), SLICE (orange), OCEAN SPRAY (juices), LIPTON (iced teas), SQUIRT (heavy citrus), COUNTRY TIME (lemonade), CANADA DRY (ginger ale), CRUSH (fruit), HAWAIIAN PUNCH (fruit), MUG (root beer), ALL SPORT (sport drink), YOO- HOO (chocolate), CRYSTAL LIGHT
(diet) and various other product offerings. In addition, the Company is the largest distributor of Miller products in the state of Louisiana and has the exclusive right to distribute Miller and Heineken USA Incorporated ("Heineken") products in greater New Orleans, Louisiana.

     The Company believes its success as an independent bottler is due primarily to its ability to produce efficiently and to market and distribute effectively its national brands. The Company's products include highly recognizable trademarks, most of which are supported by considerable national advertising expenditures made by the franchisors. In 1998, for example, PepsiCo spent in excess of $165 million in national advertising to advertise PepsiCo products. Furthermore, all of the Company's territories are located in the southern region of the U.S. that historically has posted above average per capita consumption of soft drinks.

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

     Since it was acquired by its current owners in 1988, the Company has broadened its product offerings through the establishment of the Joint Venture (as defined herein) as well as the acquisition of additional franchises, improved its production facilities and implemented efficient delivery systems. Moreover, the Company has better managed product discounting and driven sales mix toward higher margin products. As a result of these initiatives, for the period from 1990 to 1998, the Company's case volume and operating profit grew at compound annual rates of 106% and 108%, respectively.

     The Company used approximately $117.2 million of the proceeds from its Debt Offering to retire certain existing indebtedness of the Company and $2.8 million for working capital purposes. In connection with the Debt Offering, the Company also entered into the Credit Agreement pursuant to which the Company has borrowing capacity of up to $30.0 million, including $10.0 million available for the issuance of letters of credit, of which $5.6 million was drawn upon and $8.5 million had been issued, respectively, at December 31, 1998. The Company believes that the consummation of the Financing Transactions has provided it with (i) increased operating flexibility by extending the repayment of its debt obligations and (ii) additional cash flow for use in capital expenditures to implement the Company's strategic objectives.

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

IMPROVE OPERATING MARGINS

     The Company intends to improve its operating margins by shifting package mix to higher margin packages and controlling the level of discounts. Single-serve 20-ounce packages and one-liter bottles sold through cold storage equipment (i.e., "visi-coolers" and express lane merchandise units) for immediate consumption are less price sensitive than other non-refrigerated packages. Therefore, sales of single serve cold drink packages generate above average margins for both the Company and retailers. The Company intends to increase the presence and sales of these single serve packages by increasing its capital investment in cold storage equipment in convenience stores, supermarkets and other single serve outlets throughout its territories. By investing in these assets, the Company hopes to drive volume and profitability of its major soft drink brands while providing additional refrigerated space to merchandise more effectively the Company's other less visible products such as bottled waters, teas, juices and sports drinks. The Company typically receives a full return on its investment in these assets in approximately two years. Twenty-ounce vending machine products represent another high margin package, andthe Company intends to capitalize on the 20-ounce vending market by investing in additional 20-ounce vending machines.

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

     Over the past six years, the Company has invested approximately $6.4 million to upgrade its computer hardware and networking systems and acquire hand-held computer technology in order to automate its selling, ordering and delivery processes. See " - Sales and Distribution." In addition, the Company acquired and developed new software to automate its forecasting, production scheduling, inventory controls, transportation of goods and back hauling of raw materials.

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

JOINT VENTURE

     Pursuant to a Joint Venture Agreement dated September 3, 1992, as amended and restated (the "Joint Venture Agreement"), the Company and Poydras Street Investors LLC, a Louisiana limited liability company ("Poydras"), formed the Pepsi Cola/Seven-Up Beverage Group of Louisiana, a Louisiana general partnership (the "Joint Venture"). The Joint Venture distributes soft drinks in New Orleans and Baton Rouge, Louisiana, pursuant to franchise agreements entered into or assumed by the Joint Venture. The soft drink products distributed by the Joint Venture are supplied by the Company. The Joint Venture distributes beer in greater New Orleans, pursuant to distributor agreements entered into by the Joint Venture. See " - Products" and "Certain Relationships and Related Transactions - Joint Venture."

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

                     PEPSICO PRODUCTS                    CADBURY PRODUCTS

                          PEPSI                              SEVEN-UP
                        PEPSI ONE                            DIET 7UP
                   CAFFEINE FREE PEPSI                      CHERRY 7UP
                        DIET PEPSI                          CANADA DRY
                 CAFFEINE FREE DIET PEPSI                  COUNTRY TIME
                    WILD CHERRY PEPSI                      CRYSTAL LIGHT
                       MOUNTAIN DEW                            CRUSH
                    DIET MOUNTAIN DEW
                          SLICE                           OTHER PRODUCTS
                      MUG ROOT BEER
                      LIPTON ICE TEA                      HAWAIIAN PUNCH
                       OCEAN SPRAY                         SUNNY DELIGHT
                        ALL SPORT                             NUGRAPE
                         AQUAFINA                             YOO-HOO
                       FRAPPUCCINO

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

SOFT DRINKS

     In 1998, approximately 53% of the Company's soft drink products were sold to supermarkets, 25% to convenience stores, gas stations and small grocery stores, 9% to drug stores and mass merchants, 4% to third party operators and full service vending accounts and 9% to other miscellaneous accounts.

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

BEER

         In 1998, approximately 40% of the Company's beer products were sold to supermarkets, 23% to on- premise channels such as restaurants and bars, 22% to convenience stores, 8% to drug stores and mass merchants and 7% to other miscellaneous accounts.

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

SOFT DRINKS

     Marketing programs for each of the Company's soft drink products are coordinated with the franchisor. Advertising campaigns are developed by the franchisors on the national level and by both the Company and the franchisor on the local level. A significant portion of the Company's promotional effort focuses on price discounting and allowances, newspaper advertising and coupons. The goal of these activities is to position the Company's brands to compete effectively in the marketplace and to obtain "feature" retail advertisements and end- aisle displays in high volume retail outlets. End-aisle and secondary displays are generally limited to special promotions and advertisements designed to stimulate sales and encourage impulse purchases. As a service to customers and to better merchandise its products, the Company builds displays in conjunction with promotional programs and for restocking products in grocery stores, mass merchandise outlets and convenience stores.

     The Company pays retail stores under annual marketing agreements for the right to be included in the retailer's advertising programs. Retail promotional programs are the Company's most significant marketing expenditures and are supported through cost-sharing arrangements with the franchisors. Other marketing expenditures are also typically supported by the franchisors. National media advertising is funded primarily by the franchisors, while local media advertising is funded through cost-sharing arrangements. See " - General."

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

MANUFACTURING PROCESS

     The Company produced 42.1 million cases of soft drinks in 1998 at its two manufacturing facilities in Collierville, Tennessee, and Reserve, Louisiana. The Collierville and Reserve facilities have annual production capacity of 41.0 million and 33.3 million cases of beverages, respectively. During the peak volume months of May through August, the plants typically operate at approximately 63% of capacity.

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

SOFT DRINKS

     Competitors in the soft drink industry include bottlers and distributors of nationally advertised and marketed products as well as chain store and private label soft drinks. The principal methods of competition include brand recognition, price and price promotion, retail space management, service to the retail trade, new product introductions, packaging changes, distribution methods and advertising. The Company's primary competitor in its territory is CCE. The Company believes that its flexibility and innovation in developing and implementing new methods of marketing, merchandising and distributing its products permit it to compete effectively against CCE. See " -Strategic Objectives."

BEER

     Competitors in the distribution of beer include distributors of nationally advertised and marketed products as well as regional and local products. The primary methods of competition include quality, taste and freshness of the products, price, packaging, brand recognition, retail space management and advertising. The Company's principal competitors in its beer distribution operations are distributors of Anheuser-Busch products, whose products accounted for 46% of total U.S. beer sales in 1998. Sales of Miller products in the same time period represented 21% of total U.S. beer sales. The Company believes it competes effectively by executing its marketing campaigns and product introductions effectively, maintaining price competitiveness and increasing presence and maximizing availability of its products in selected distribution channels.

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

     The Company's business is also subject to federal and state environmental laws, rules and regulations. See " - Environmental."

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

EMPLOYEES AND EMPLOYEE BENEFITS

     At December 31, 1998, the Company had approximately 1,760 full-time employees and 50 part-time employees. Approximately 145 of the Company's employees at its Collierville, Tennessee, facility are represented by the International Brotherhood of Teamsters Local Union No. 1196 pursuant to two labor contracts. The first contract expires in September 2000 and automatically extends for one-year terms thereafter unless written notice is provided by either party to the other at least 60 days prior to expiration of the contract. The second contract expires in December 1999. Approximately 160 of the Company's employees at its Harahan, Louisiana, facility are represented by the International Brotherhood of Teamsters, AFL-CIO, General Truck Drivers, Chauffeurs, Warehousemen and Helpers Local 270 pursuant to two labor contracts. The first contract expires in March 1999.
The second contract expires in December 1999. The Company has not experienced any labor disputes and believes relations with its employees are satisfactory.

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

     The Company's headquarters are located in Memphis, Tennessee. The headquarters facilities are leased. As of December 31, 1998, the Company also operated 24 warehouse distribution facilities from which it conducts its sales, delivery and vending operations. The Company owned 15 of the warehouse distribution facilities and leased the remaining 9 facilities. The locations of the warehouse distribution facilities are as follows:

      OWNED FACILITIES                     LEASED FACILITIES
--------------------------           ---------------------------
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

-----------------
(1) This facility is owned by the Company and leased to the Joint Venture.

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

ITEM 6  SELECTED FINANCIAL DATA

     The following table presents selected financial data of the Company and consolidated Joint Venture as of and for each of the five years ended December 31, 1994, 1995, 1996, 1997 and 1998. The information presented for each of the five years ended December 31 has been derived from the consolidated financial statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and notes thereto included elsewhere in this Annual Report.


                                                               Years Ended December 31
                                       ---------------------------------------------------------------------
                                          1994            1995             1996          1997         1998
                                       ----------      ----------      ----------     ---------     --------
                                                        (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Net sales.........................  $   245,472    $   284,709     $   312,284   $   323,221   $   352,085
  Cost of sales.....................      162,667        198,777         215,085       216,560       245,683
                                          -------        -------         -------       -------       -------
  Gross profit......................       82,805         85,932          97,199       106,661       106,402
  Selling, general and
     administrative expenses........       62,710         71,802          76,883        83,344        87,019
  Amortization of franchise costs
     and other intangibles..........        3,631          3,576           3,664         3,648         3,648
                                          -------        -------         -------       -------       -------
  Income from operations............       16,464         10,554          16,652        19,669        15,735
  Interest expense .................       12,152         13,254          15,094        17,865        18,770
  Other expenses (income)...........          (45)            75             620           (32)          175
                                          -------        -------         -------       -------       -------
  Income (loss) before income taxes.        4,357         (2,775)            938         1,836        (3,210)
  Income tax expense(1).............       (3,262)        (1,641)         (1,745)       (2,040)         (436)
  Minority interest in Joint Venture(2)          -           464              48            65           335
                                       -----------      --------       ---------            --           ---
  Income (loss) before
     non-recurring items............        1,095         (3,952)           (759)         (139)       (3,311)
  Non-recurring items(3)............            -              -          (1,519)            -             -
                                                -              -          ------             -             -
                                          -------        -------         -------       -------       -------
  Net income (loss).................  $     1,095    $    (3,952)    $    (2,278)  $      (139)  $    (3,311)
                                          -------        -------         -------       -------       -------
                                          -------        -------         -------       -------       -------
BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital(4)................  $    30,421    $    27,547     $    23,698   $    35,404   $    32,507
  Total assets......................      244,705        248,437         255,327       260,914       271,652
  Long-term debt(5):
     Senior debt....................      106,000        117,250         120,000       120,000       125,600
     Subordinated notes payable.....       31,650         35,227          39,209        43,640        48,573
     Other..........................        6,579          5,673           5,067         6,764         6,557
  Stockholders' equity..............       66,660         62,718          60,449        60,317        57,010

OTHER DATA:
  EBITDA(6).........................  $    25,594    $    20,730     $    26,248   $    30,855   $    29,870
  Depreciation and amortization.....        9,085          9,687          10,314        11,441        13,938
  Capital expenditures..............        7,104         10,726           8,964        14,988        14,885


--------------
(1) The effective income tax rate is significantly impacted by the non-tax deductibility of amortization of franchise costs.
(2)  Represents minority interest in the net income (loss) of the Joint
     Venture which is consolidated with the Company.
(3) For the year ended December 31, 1996, includes an extraordinary item, (loss on extinguishment of debt) of
     $2,472, net of income tax benefit of $953.
(4) Working capital represents current assets (excluding cash and cash equivalents) less current liabilities (excluding current maturities of long-term debt and other long-term liabilities).
(5) Includes current maturities of long-term debt.

(6) EBITDA consists of net income (loss) before income taxes, interest, depreciation and amortization. EBITDA also excludes extraordinary items and accounting changes. EBITDA has also been adjusted for Poydras' interest in the Joint Venture. EBITDA is included herein to provide additional information about the Company's ability to service its debt. EBITDA should not be considered as an alternative measure of the Company's net income, operating income, cash flow from operating activities or liquidity.

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

     As is typical of acquisitions in the beverage industry, the Company's balance sheet reflects significant allocation of purchase price to the cost of franchise rights in excess of net assets acquired ($112.6 million and $109.0 million, each net of accumulated amortization, at December 31, 1997 and December 31, 1998, respectively). Amortization of the cost of (i) franchises, (ii) obtaining financing and (iii) non-compete agreements from former owners constitutes a significant non-cash charge to operations.

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

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net sales, excluding contract net sales, for the year ended December 31, 1998 increased by 3.7% to $307.2 million compared to $296.1 million for the same period in 1997. The increase was due primarily to a 4.5% increase in franchise case sales, of which (i) 4.0% was attributable to increased sales of the Company's soft drink products including an increase in average unit selling price of 0.7% and (ii) 0.5% was attributable to increased sales of the Company's beer products including a 1.2% increase in average unit selling prices. The majority of the increase in soft drink franchise case sales came in single-serve packages and also in take home soft drinks. Pricing for soft drink packages overall in 1998 was relatively consistent with the prior year although the pricing effect of a greater proportion of sales of single-serve packages was offset by moderate decreases in pricing of take-home packages. Beer pricing increased, reflecting industry trends and an increase in the proportion of premium beer sales to total beer sales. Contract net sales for the year ended December 31, 1998 increased 55.5% compared to the same period in 1997 due to the addition of bottled product requirements for an existing can product customer. As a result of the foregoing, net sales for the year ended December 31, 1998 increased 8.9% to $352.1 million compared to $323.2 million for the same period in 1997.

     Cost of sales for the year ended December 31, 1998 increased to $245.7 million compared to $216.6 million for the same period in 1997. The increase was due primarily to an increase in franchise case sales offset by a decrease in the unit prices paid by the Company for certain soft drink raw materials, primarily packaging materials and sweetener. In addition, the significant increase in the contract packaging business had the effect of reducing average unit cost of sales by spreading fixed manufacturing costs over a greater volume. As a percentage of net sales, cost of sales for the year ended December 31, 1998 increased to 69.8% compared to 67.0% for the same period in 1997 due primarily to the effect of the substantial increase in contract net sales. As a result of the foregoing, gross profit for the year ended December 31, 1998 was $106.4 million compared to $106.7 million for the same period in 1997.

     Selling, general and administrative expenses for the year ended December 31, 1998 increased to $87.0 million compared to $83.3 million for the same period in 1997. Selling, general and administrative expenses are comprised of selling, distribution and warehousing expenses ("S&D"), advertising and marketing expenses ("A&M"), and general and administrative expenses ("G&A"). All categories grew at a rate consistent with franchise case sales growth. Thus, the effect of leveraging fixed costs against higher unit volumes was partially offset by increases in S&D due to expenses related to and the placement of equipment dedicated to single-serve packages of soft drinks.

     As a result of the above factors, income from operations for the year ended December 31, 1998 decreased to $15.7 million, or 4.5% of net sales, compared to $19.7 million, or 6.1% of net sales, for the same period in 1997.

     Interest expense for the year ended December 31, 1998 increased to $18.8 million from $17.9 million for the same period in 1997. The increase was due primarily to higher utilization of the Company's credit facility and the effect of payment in kind of interest on the subordinated debt.

     As a result of the above factors, the Company realized a loss before income taxes and minority interest of ($3.2) million for the year ended December 31, 1998 compared to income of $1.8 million for the same period in 1997.

     The Company's effective income tax rate differs from statutory rates primarily due to the non-tax deductibility of franchise cost amortization.

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

     Cost of sales for the year ended December 31, 1997 increased to $216.6 million compared to $215.1 million for the same period in 1996. The increase was due primarily to an increase in franchise case sales offset by a decrease in the unit prices paid by the Company for certain soft drink raw materials, primarily packaging materials and sweetener. In addition, the significant increase in the contract packaging business had the effect of reducing average unit cost of sales by spreading fixed manufacturing costs over a greater volume. As a percentage of net sales, cost of sales for the year ended December 31, 1997 decreased to 67.0% compared to 68.9% for the same period in 1996. The improved margin associated with single-serve packages of soft drinks and premium beer brands and increased franchise case sales resulted in gross profit for the year ended December 31, 1997 of $106.7 million or 9.8% greater than the gross profit of $97.2 million for the same period in 1996.

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

     As a result of the above factors, the Company generated income before income taxes and minority interest of $1.8 million for the year ended December 31, 1997 compared to $0.9 million for the same period in 1996.

     The Company's effective income tax rate differs from statutory rates primarily due to the non-tax deductibility of franchise cost amortization.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company is highly leveraged, although there are no significant reductions in debt scheduled before December 2003. The Company's principal use of funds until 2003 will be the payment of interest and investment in capital assets and strategic acquisitions. It is expected that the Company's primary sources of funds for its future activities will be operations. While the Company does not currently anticipate utilizing the funds available under its Credit Agreement for other than seasonal working capital requirements, such funds may be used to augment operating cash flow. Pursuant to the Credit Agreement, the Company has a borrowing capacity of up to $30.0 million, including $10.0 million available for the issuance of letters of credit. At December 31, 1998, letters of credit of $8.5 million had been issued and $5.6 million had been drawn on the Credit Agreement. The credit facility will mature in 2001.

     The Company had cash of $3.8 million and working capital of $32.5 million at December 31, 1998, compared to cash of $4.7 million and working capital of $35.4 million at December 31, 1997. Working capital represents current assets (excluding cash and cash equivalents) less current liabilities (excluding advances under the Credit Agreement and current maturities of long-term debt and other liabilities).

     The $0.9 million decrease in cash from December 31, 1997 to December 31, 1998 resulted from net cash provided by operations of $17.0 million less cash used in investing activities of $22.6 million plus cash provided by financing activities of $4.7 million during the year. The cash provided by operations in 1998 was $6.9 million greater than provided in 1997 due principally to a reversal in the growth of working capital. In 1997, working capital grew $10.2 million and in 1998 decreased by $0.6 million primarily due to changes in inventory and current liabilities.

     Cash used in investing activities of $22.6 million in the year ended December 31, 1998 was a $6.4 million increase over the cash used during 1997. Cash used in investing activities included capital expenditures of $14.9 million in the year ended December 31, 1998, a $0.1 million decrease from 1997, and included $7.5 million used for expenditures to secure long-term marketing relationships.

     Financing activities in the year ended December 31, 1998 provided $4.7 million in net cash which represented a $6.2 million increase over the $1.5 million in net cash used in the same period in 1997. This increase in net cash provided resulted primarily from net credit agreement advances of approximately $5.6 million.

     Management believes that the Company's production facilities will be sufficient to meet anticipated unit growth for the next several years. Accordingly, management anticipates the capital expenditures in respect of such facilities will consist of expenditures to maintain operating efficiency. Capital expenditures will be required primarily for the Company's automobile and truck fleet, vending machines, and routine plant, bottling, and canning equipment additions or maintenance. During the years ended December 31, 1998 and 1997, capital expenditures totaled $14.9 million and $15.0 million, respectively. The Company anticipates that capital expenditures will be reduced in fiscal year 1999.

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

     The Company has Subordinated Notes payable with a balance of $48.6 million at December 31, 1998 and which mature on December 23, 2003. However the maturity of the Subordinated Notes can be extended to December 23, 2004 and then to December 23, 2005 if any debt incurred to refinance the 1993 Senior Notes is then outstanding. The Subordinated Notes have an interest rate of 11.0% which can be paid under certain conditions with additional Subordinated Notes ("PIK Notes"). Management expects those conditions will exist at least until June 1999 and that it will make payments of interest in PIK Notes to conserve cash. Management does not expect that the Company's future operating activities will generate sufficient cash flows to repay the Subordinated Notes at their maturity. While management believes that the Company will be able to refinance the Subordinated Notes, including any PIK Notes, at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

YEAR 2000 READINESS DISCLOSURE

     The term "Year 2000" is used to describe general problems that may result from improper processing of dates and date-sensitive calculations by computers or other machinery as the year 2000 is approached and reached. This problem stems from the fact that many of the world's computer hardware and software applications have historically used only the last two digits to refer to a year. As a result, many of these computer programs do not or will not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results.

     The risks from this date change are both internal and external and can potentially affect the Company's production, distribution and administrative systems and the Company's customers, suppliers of raw materials, utilities and distribution services. Year 2000 related problems could prevent customers from accepting deliveries from the Company or processing payments for amounts due to the Company. Suppliers may be prevented from producing and supplying goods or services essential to the Company's business.

STATE OF READINESS

     The Company is currently in the process of evaluating its information technology ("IT") systems for Year 2000 compliance. PepsiCo has distributed to its franchisees its Year 2000 compliance plan, which the Company has used as a framework for the development and implementation of its own Year 2000 compliance. The Company is also in the process of assessing its non-IT systems (i.e. embedded technology such as microprocessors in manufacturing and other equipment). The Company plans to complete its assessment by April 15, 1999 and will then determine the best approach for remedying any non-compliant system.

     The Company uses outside vendors to supply its most significant data processing software. These vendors have indicated their products are Year 2000 compliant or will be Year 2000 compliant in the near future. The Company also relies on third party suppliers for raw materials. The Company is in the process of contacting each of its critical suppliers to assess the readiness of such suppliers and to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. This effort is expected to be completed by June 30, 1999.

COSTS TO ADDRESS YEAR 2000 ISSUES

     The Company does not expect the cost of becoming Year 2000 compliant to be material to its consolidated financial condition or results of operations. This is due, in part, to the Company's recent significant upgrades to its data communication network and key data processing hardware, all of which are Year 2000 compliant.

RISKS OF YEAR 2000 ISSUES

     The Company recognizes that Year 2000 issues constitute a material known uncertainty. The Company also recognizes the importance of ensuring that Year 2000 issues will not adversely affect its operations. The Company believes that the processes described above will be effective to manage the risks associated with the problem. However, there can be no assurance that the processes can be completed on the timetable described above or that remediation will be fully effective. The failure to identify and remediate Year 2000 issues, or the failure of key vendors, suppliers or other critical third parties who do business with the Company to timely remediate their Year 2000 issues could cause an interruption in the business operations of the Company. At this time, however, the Company does not possess information necessary to estimate the overall potential financial impact of Year 2000 compliance issues.

     The Company's most likely potential risk with regard to Year 2000 issues is the temporary inability of suppliers to provide supplies of raw materials to the Company. The inability of the Company's suppliers to be Year 2000 ready could result in delays in product manufacturing and delivery, thereby adversely affecting the business or operations of the Company. The Company believes, however, that in a worst case scenario any disruption in supply materials can be minimized by relying on inventories or shifting production to unaffected plants with some increase in distribution costs.

CONTINGENCY PLANS

     The Company recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of its vendors and suppliers are not timely completed. The Company plans to address contingency planning during calendar 1999. Such plans will include building inventories of raw materials and finished goods in advance of January 1, 2000 to protect against supply and production disruptions. To the extent that the Company's vendors and suppliers are unable to provide sufficient evidence of Year 2000 readiness by September 30, 1999, the Company will seek to arrange for their replacement. Additionally, the Company is developing manual processes to replace electronic applications in the event of their failure.

INFLATION

     There was no significant impact on the Company's operations as a result of inflation during the fiscal year ended December 31, 1998, or during the years ended December 31, 1997 or 1996.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURES ABOUT MARKET RISK

     The Company uses financial instruments, including fixed and variable rate debt, to finance operations, for capital expenditures and for general corporate purposes. The Company's exposure to market risk for changes in interest rates relates primarily to short and long term debt obligations. The Company does not use derivative financial instruments or engage in trading activities.

     The table below summarizes the principal cash flows of the Company's financial instruments outstanding at December 31, 1998, categorized by the type of instrument and year of maturity.

(Dollars in thousands)

                                                                                                    There-                    Fair
                                  1999         2000        2001        2002           2003         after        Total         Value
                                  -----        ----        ----        ----           ----         -------      -----         -----
Cash and cash equivalents-
  Deposit and money market
   accounts                      $  3,818    $     -     $    -     $     -      $       -        $     -     $    3,818    $  3,818

Long term debt-
  Senior notes payable (interest
   at 9.75%)                          --          --         --          --        120,000             --        120,000     123,501
  Subordinated notes payable
    (interest at 11%)                 --          --          -          --         48,573             --         48,573      51,702

Revolving line of credit-
  Swing line facility (7%
   average interest rate)             --          --      2,500          --             --             --          2,500       2,500
  All other (10.8% average
   interest rate)                     --          --      3,100          --             --             --          3,100       3,100

Other current and long term debt      240        154         34           --            --          6,129          6,557       6,557


ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            INDEX TO FINANCIAL STATEMENTS

DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY                                         PAGE
-----------------------------------------                                         ----
AUDITED FINANCIAL STATEMENTS
     Report of Independent Public Accountants...................................    29
     Consolidated Balance Sheets as of December 31, 1997 AND 1998...............    30
     Consolidated Statements of Operations for the years ended
     December 31, 1996, 1997 AND 1998...........................................    32
     Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1996, 1997 AND 1998...........................................    33
     Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1997 AND 1998...........................................    34
     Notes to Consolidated Financial Statements.................................    35


                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO Delta Beverage Group, Inc.:

We have audited the accompanying consolidated balance sheets of DELTA BEVERAGE GROUP, INC. (a Delaware corporation) and subsidiary as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delta Beverage Group, Inc. and subsidiary as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                    /S/ ARTHUR ANDERSEN LLP


Memphis, Tennessee,
March 2, 1999.

                   DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31

                              (Dollars in thousands)

                                 ASSETS                    1997          1998
                                 ------                -----------   -----------
CURRENT ASSETS:
    Cash and cash equivalents                         $    4,680     $    3,818
    Receivables, net of allowance for doubtful
      accounts of $562 and $597
         Trade                                            19,644         24,201
         Marketing and advertising                         7,228          7,407
         Other                                             2,924          2,715
    Inventories, at cost                                  18,153         16,149
    Shells, tanks and pallets                              6,340          6,378
    Prepaid expenses and other                               986          1,783
    Deferred income taxes                                  5,747          4,186
                                                          ------         ------
              Total current assets                        65,702         66,637
                                                          ------         ------


PROPERTY AND EQUIPMENT:
    Land                                                   4,639           4,662
    Buildings and improvements                            16,286          18,732
    Machinery and equipment                               90,211          94,621
                                                          ------         -------
                                                         111,136         118,015
    Less accumulated depreciation and amortization       (55,880)        (56,476)
                                                         -------         -------
                                                          55,256          61,539
                                                         -------         -------


OTHER ASSETS:
    Cost of franchises in excess of net assets
      acquired, net of accumulated amortization
      of $50,652 and $54,300                             112,634         108,992
    Deferred income taxes                                 19,481          21,071
    Deferred financing costs and other                     7,841          13,413
                                                         -------         -------
                                                         139,956         143,476
                                                         -------         -------
                                                        $260,914      $  271,652
                                                         -------         -------
                                                         -------         -------


            The accompanying notes are an integral part of these statements.

                                     DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                                 AS OF DECEMBER 31

                                     (Dollars in thousands, except share data)


               LIABILITIES AND STOCKHOLDERS' EQUITY                            1997                    1998
               ------------------------------------                        -----------            -------------
CURRENT LIABILITIES:
    Current maturities of long-term debt and other liabilities              $      215              $    240
    Accounts payable                                                             9,530                14,038
    Accrued liabilities                                                         16,088                16,274
                                                                            ----------              --------
       Total current liabilities                                                25,833                30,552
                                                                            ----------              --------

LONG-TERM DEBT AND OTHER LIABILITIES                                           170,189               180,490

MINORITY INTEREST                                                                4,575                 3,600

COMMITMENTS AND CONTINGENCIES (Notes 9 and 12)

STOCKHOLDERS' EQUITY:
    Preferred stock-
       Series AA, $5,000 stated value, 30,000 shares authorized, 5,802.77 and
          6,158.84 shares issued and
          outstanding                                                           29,014                30,794
    Common stock-
       Voting, $.01 par value, 60,000 shares authorized,
          20,301.87 shares issued and outstanding                                    -                     -
       Nonvoting, $.01 par value, 35,000 shares authorized,
          32,949.93 shares issued and outstanding                                    -                     -
    Additional paid-in capital                                                 115,765               115,765
    Accumulated deficit                                                       (84,456)              (89,547)
    Deferred compensation                                                          (6)                   (2)
                                                                            ----------              --------
                                                                                60,317                57,010
                                                                            ----------              --------
                                                                              $260,914              $271,652
                                                                            ----------              --------
                                                                            ----------              --------

              The accompanying notes are an integral part of these statements.

                                     DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                          FOR THE YEARS ENDED DECEMBER 31

                                              (Dollars in thousands)

                                                                  1996              1997             1998
                                                               ------------      ------------     ------------
OPERATIONS:
    Net sales                                                     $312,284        $  323,221      $   352,085
    Cost of sales                                                  215,085           216,560          245,683
                                                                 ---------        -----------     ------------
       Gross profit                                                 97,199           106,661          106,402

    Selling, general and administrative expenses                    76,883            83,344           87,019
    Amortization of franchise costs and other intangibles            3,664             3,648            3,648
                                                                 ---------        -----------     ------------
       Operating income                                             16,652            19,669           15,735
                                                                 ---------        -----------     ------------

OTHER EXPENSES (INCOME):
    Interest                                                        15,094            17,865           18,770
    Other, net                                                         620               (32)             175
                                                                 ---------        -----------     ------------
                                                                    15,714            17,833           18,945
                                                                 ---------        -----------     ------------

INCOME (LOSS) BEFORE INCOME TAXES,
    MINORITY INTEREST AND EXTRAORDINARY
    ITEM                                                               938             1,836           (3,210)

    Income tax provision                                            (1,745)           (2,040)            (436)
    Minority interest, net of taxes                                     48                65              335
                                                                 ---------        -----------     ------------

LOSS BEFORE EXTRAORDINARY ITEM                                        (759)             (139)          (3,311)

    Extraordinary item - loss on extinguishment
       of debt, net of income tax benefit of $953                   (1,519)                -                -
                                                                 ---------        -----------     ------------

NET LOSS                                                        $   (2,278)       $     (139)     $    (3,311)
                                                                 ---------        -----------     ------------
                                                                 ---------        -----------     ------------

        The accompanying notes are an integral part of these statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                             (Dollars in thousands)


                                           Preferred Stock                            Common Stock
                                       ----------------------     ---------------------------------------------------
                                             Series AA                    Voting                      Nonvoting
                                       ----------------------     ---------------------        ----------------------
                                        Number                      Number                       Number
                                       of Shares      Amount      of Shares      Amount        of Shares       Amount
                                       ---------     --------     ----------     -------       ---------       ------


BALANCE AT DECEMBER 31, 1995           5,151.18      $25,756      20,301.87      $  --         32,949.93       $ --

     Preferred stock dividends           316.09        1,580         --             --             --            --

     Recognition of expense under
       deferred compensation plan          --            --          --             --             --            --

     Net loss                              --            --          --             --             --            --
                                       ---------     --------     ----------     -------       ---------       ------

BALANCE AT DECEMBER 31, 1996           5,467.27       27,336      20,301.87         --         32,949.93         --

     Preferred stock dividends           335.50        1,678          --            --             --            --

     Recognition of expense under
       deferred compensation plan          --            --           --            --             --            --

     Net loss                              --            --           --            --             --            --
                                       ---------     --------     ----------     -------       ---------       ------

BALANCE AT DECEMBER 31, 1997           5,802.77       29,014      20,301.87         --         32,949.93         --

     Preferred stock dividends           356.07        1,780          --            --             --            --

     Recognition of expense under
       deferred compensation plan          --            --           --            --             --            --

     Net loss                              --            --           --            --             --            --
                                       ---------     --------     ----------     -------       ---------       ------

BALANCE AT DECEMBER 31, 1998           6,158.84      $ 30,794      20,301.87     $  --         32,949.93       $ --
                                       ---------     --------     ----------     -------       ---------       ------
                                       ---------     --------     ----------     -------       ---------       ------

                                           Additional
                                            Paid-in      Accumulated      Deferred
                                            Capital        Deficit      Compensation       Total
                                           ----------    -----------    ------------      -------
BALANCE AT DECEMBER 31, 1995               $115,765      $(78,781)      $  (22)           $62,718

     Preferred stock dividends                  --         (1,580)          --                --

     Recognition of expense under
       deferred compensation plan               --           --              9                  9

     Net loss                                   --         (2,278)          --             (2,278)
                                           ----------    -----------    ------------      -------
BALANCE AT DECEMBER 31, 1996                115,765       (82,639)         (13)            60,449

     Preferred stock dividends                  --         (1,678)          --                --

     Recognition of expense under
       deferred compensation plan               --           --              7                  7

     Net loss                                   --           (139)          --               (139)
                                           ----------    -----------    ------------      -------

BALANCE AT DECEMBER 31, 1997                115,765       (84,456)          (6)            60,317

     Preferred stock dividends                  --         (1,780)          --                --

     Recognition of expense under
       deferred compensation plan               --           --              4                  4

     Net loss                                   --         (3,311)           --            (3,311)
                                           ----------    -----------    ------------      -------
BALANCE AT DECEMBER 31, 1998               $115,765     $ (89,547)        $  (2)         $ 57,010
                                           ----------    -----------    ------------      -------
                                           ----------    -----------    ------------      -------

              The accompanying notes are an integral part of these statements.

                 DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31
                       (Dollars in thousands)

                                                                           1996          1997           1998
                                                                      ------------    ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $    (2,278)     $     (139)     $ (3,311)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
           Depreciation and amortization                                   10,314          11,441        13,938
           Noncash interest on long-term debt                               4,891           5,514         5,884
           Write-off of deferred financing fees                             2,472            --             --
           Change in deferred income taxes                                    357           1,670           (29)
           Minority interest expense (income), before taxes                    98              70          (367)
           Net expense (payments) under deferred
              compensation plans                                               (3)          1,812           325
           Changes in current assets and liabilities:
              Receivables                                                   3,426          (5,444)       (4,527)
              Inventories                                                    (692)         (3,781)        2,004
              Shells, tanks and pallets                                      (147)           (671)          (38)
              Prepaid expenses and other                                      665            (512)         (655)
              Accounts payable and accrued liabilities                      2,606             198         3,822
                                                                      ------------    ------------    ----------
              Net cash provided by operating activities                    21,709          10,158        17,046
                                                                      ------------    ------------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (8,964)        (14,988)      (14,885)
    Payments for exclusive beverage pouring rights                           (594)         (1,625)       (7,495)
    Acquisitions of businesses                                             (1,130)           --             --
    Deposit on land lease                                                     --             --            (540)
    Purchase of franchise rights                                           (1,994)           --             --
    Proceeds from sales of property and equipment                             --              388           304
    Collections on note receivable                                            110            --             --
    Other                                                                     --               37           (21)
                                                                      ------------    ------------    ----------
                Net cash used in investing activities                     (12,572)        (16,188)      (22,637)
                                                                      ------------    ------------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                              120,000           --             --
    Retirement of long-term debt                                         (111,250)          --             --
    Borrowings under revolving line of credit                                --            12,000        20,500
    Payments on revolving line of credit                                     --           (12,000)      (14,900)
    Payment of deferred financing costs                                    (5,946)            (78)         --
    Principal payments on long-term debt and other
       liabilities                                                         (7,703)           (585)         (263)
    Cash distribution to minority interest holder                            --              (798)         (608)
                                                                      ------------    ------------    ----------
                Net cash provided by (used in) financing
                    activities                                             (4,899)         (1,461)        4,729
                                                                      ------------    ------------    ----------

CHANGE IN CASH AND CASH EQUIVALENTS                                         4,238          (7,491)         (862)
CASH AND CASH EQUIVALENTS, beginning of year                                7,933          12,171         4,680
                                                                      ------------    ------------    ----------
CASH AND CASH EQUIVALENTS, end of year                                 $   12,171       $   4,680      $  3,818
                                                                      ------------    ------------    ----------
                                                                      ------------    ------------    ----------

        The accompanying notes are an integral part of these statements.

                  DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)

1.   ORGANIZATION AND NATURE OF OPERATIONS:

Delta Beverage Group, Inc. ("Delta") and the partnership described below (collectively, the "Company") bottle and distribute beverage products, principally Pepsi-Cola and Seven-Up products, in the mid-southern United States. The franchise territories cover portions of Arkansas, Louisiana, Mississippi, Tennessee and Texas. The partnership also distributes alcoholic malt beverages in southern Louisiana.

The Company operates under exclusive bottling appointments and franchise agreements with a number of soft drink concentrate and syrup producers. These agreements contain provisions regarding the manufacturing, bottling, canning, distribution and sale of the franchisors' products. The Company also distributes alcoholic beverages pursuant to distributor agreements that contain provisions regarding the distribution and sale of alcoholic beverages.

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

CASH AND CASH EQUIVALENTS-

Cash and cash equivalents include temporary investments in short-term securities with original maturities of three months or less. As of December 31, 1998, the Company had bank overdrafts of $2,054. Bank overdrafts are included in accounts payable in the accompanying consolidated balance sheet.

PROPERTY AND EQUIPMENT-

Property and equipment are stated at cost. Property and equipment renewals and betterments are capitalized, while maintenance and repair expenditures are charged to operations currently. Depreciation is computed using the straight-line method over the estimated useful lives of purchased property and equipment, or the shorter of the lease terms or the estimated useful lives of assets acquired under capital lease arrangements. Those lives are as follows:


                                                                   Years
                                                                   -----
        Buildings and improvements                                 20-40
        Machinery and equipment                                     2-10

INTANGIBLES AND OTHER ASSETS-

The cost of franchises in excess of net assets acquired is being amortized on a straight-line basis over 35 to 40 years. The Company, at least annually, evaluates whether events or circumstances have occurred that may impact the recoverability of franchise costs. Upon the occurrence of any such event or circumstance, the Company remeasures the realizable portion of franchise costs and adjusts the asset to the lesser of its carrying value or fair value.

Costs incurred to obtain long-term financing are deferred and amortized as adjustments of interest using the effective interest method over the terms of the related debt.

Amounts paid pursuant to contracts with outside parties providing the Company with exclusive beverage pouring rights are capitalized as other assets in the consolidated balance sheets and are amortized over the terms of the related contracts.

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

SUPPLEMENTAL CASH FLOW INFORMATION-

During 1996, 1997 and 1998, the Company issued additional preferred shares as payment-in-kind dividends on preferred stock of $1,580, $1,678 and $1,780, respectively (see Note 8).

Interest paid in cash during 1996, 1997 and 1998 was $12,363, $12,281 and $12,931, respectively. Income taxes of $177, $247 and $371 were paid in 1996, 1997 and 1998, respectively.

CONCENTRATION OF CREDIT RISK-

The Company's business activities are concentrated within the mid-southern United States. However, management believes that there are no significant concentrations of credit risk with any individual party or groups of parties.

FAIR VALUES OF FINANCIAL INSTRUMENTS-

The estimated fair values of the Company's financial instruments, except for fixed rate long-term debt, approximate their carrying amounts. For fixed rate long-term debt, fair value was estimated based on the current rates offered for similar obligations and maturities. The estimated fair value of total long-term debt and other liabilities was $187,000 at December 31, 1998 and $178,000 at December 31, 1997, compared to a recorded value of $180,000 at December 31, 1998 and $170,000 at December 31, 1997.

3.   ACQUISITIONS:

In April 1996, the Joint Venture acquired substantially all of the assets of Delta Distributing Company, a wholesale distributor of Miller Brewing Company alcoholic beverages in Raceland, Louisiana. In May 1996, the Joint Venture acquired the franchise rights from Heineken USA to distribute Heineken beer products in the greater New Orleans area. The acquisitions were accounted for as purchases, and the Company's consolidated results of operations include the results of the acquisitions since their respective purchase dates. The impact of the 1996 acquisitions on the Company's consolidated results of operations was not material.

In connection with the 1996 acquisition of Delta Distributing Company and the 1995 acquisition of the assets of Miller Brands of Greater New Orleans, Inc. and certain assets of Svoboda Distributing Company, Inc., the Joint Venture entered into marketing support agreements with Miller Brewing Company's advertising agency for the general promotion of Miller products in the greater New Orleans area. The marketing support obligations have been capitalized and are being amortized over five years.

4.   INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out method) or market and included the following at December 31:

                                                       1997                 1998
                                                    -----------          ---------
        Raw materials                                 $   4,988          $   3,116
        Finished goods                                   13,165             13,033
                                                      ---------          ---------
                                                      $  18,153          $  16,149
                                                      ---------          ---------
                                                      ---------          ---------

5.   ACCRUED LIABILITIES:

Accrued liabilities consisted of the following at December 31:

                                                        1997              1998
                                                     -------------      ---------
        Payroll and related benefits                 $   2,841          $   1,713
        Income and other taxes                           2,689              2,970
        Insurance and related costs                      4,203              4,632
        Interest                                         1,768              1,858
        Marketing and advertising costs                  4,180              4,665
        Other                                              407                436
                                                     -------------      ---------
                                                     $  16,088          $  16,274
                                                     -------------      ---------
                                                     -------------      ---------

6.   INCOME TAXES:

At December 31, 1998, the Company had federal income tax net operating loss carryforwards of $27,074 which had been incurred since the predecessor business was acquired in March 1988. These net operating loss carryforwards expire through 2007. In addition, as of December 31, 1998 the Company had similar net operating loss and tax credit carryforwards of $3,803 and $1,187, respectively, which were incurred prior to March 1988. Effective at that date, the predecessor business was acquired in a transaction accounted for as a purchase. The Internal Revenue Code limits the Company's utilization of the acquired net operating loss and tax credit carryforwards to $3,000 per year. These net operating loss and tax credit carryforwards may be used through 2003.

The Company has recognized deferred income tax assets for the estimated future income tax benefits of the pre-and post-acquisition net operating loss and tax credit carryforwards that are expected to be realized through the reduction of future taxable income from operations within the carryforward periods.

Deferred income taxes were composed of the following at December 31:

                                                                  1997             1998
                                                               ---------        ----------
        Current deferred income tax assets                      $  5,747         $    4,186
        Noncurrent deferred income tax assets                     25,109             27,245
                                                               ---------        ----------
                                                                  30,856             31,431

        Noncurrent deferred income tax liabilities                (5,628)            (6,174)
                                                               ---------        ----------
                                                                $ 25,228         $   25,257
                                                               ---------        ----------
                                                               ---------        ----------

The tax effects of significant temporary differences representing deferred income tax assets and liabilities at December 31, 1997 and 1998 were as follows:

                                                                  1997              1998
                                                               ---------         ---------
        Net operating loss and tax credit carryforwards        $ 14,213           $12,398
        Basis difference in preferred stock and
            common stock                                          8,120             8,020
        Difference in book and tax basis of property
            and equipment, deferred financing costs
            and other assets                                     (4,590)           (5,280)
        Deferred interest on subordinated debt,
            deferred compensation, and reserves
            not currently deductible for income
            tax purposes                                          7,485            10,119
                                                               ---------         ---------
                                                               $ 25,228           $25,257
                                                               ---------         ---------
                                                               ---------         ---------

Income tax provision recorded in the consolidated statements of operations, net of taxes applicable to minority interest and extraordinary item, was as follows:


                                     1996              1997           1998
                                  ----------        ---------      ---------
           Current                 $   (289)        $   (235)       $  (465)
           Deferred                  (1,456)          (1,805)            29
                                  ----------        ---------      ---------
                                    $(1,745)         $(2,040)       $  (436)
                                  ----------        ---------      ---------
                                  ----------        ---------      ---------

A reconciliation of the income tax provision to the amount computed by applying the federal statutory tax rate to income or loss before income taxes was as follows:

                                                      1996         1997          1998
                                                   ---------     --------      --------
     Statutory federal income tax rate               (34.0)%       (34.0)%       34.0%
     State income taxes, net of federal benefit       (4.6)         (4.5)        (1.1)
     Franchise cost amortization                    (138.0)        (70.4)       (39.8)
     Change in effective state tax rate                  -             -         (5.0)
     Meals and entertainment disallowance             (8.4)         (4.9)        (2.6)
     State tax credits                                   -           5.2          1.8
     Other, net                                       (1.0)         (2.5)        (0.9)
                                                  ---------     --------      ---------
                                                    (186.0)%      (111.1)%      (13.6)%
                                                  ---------     --------      ---------
                                                  ---------     --------      ---------

7.      LONG-TERM DEBT AND OTHER LIABILITIES:

Long-term debt and other liabilities consisted of the following at December 31:

                                                                          1997                1998
                                                                        --------            --------
   Senior notes payable, 9.75%, due
        December 16, 2003                                               $120,000            $120,000

   Subordinated notes payable, 11%, due
        December 23, 2003                                                 43,640              48,573

   Revolving line of credit                                                   --               5,600

   Note payable to Poydras, interest at the
        prime rate plus 1% (9.50% and 8.75%
        at December 31, 1997 and 1998,
        respectively), due December 31, 2007                               1,839               1,839

   Capital lease obligations, 10.89%, due
        in monthly installments through May 1999                             202                  96

   Marketing support obligation, imputed interest
        at 8.25% to 8.75%, payments due quarterly through
        June 30, 2000                                                        489                 331

   Obligations under deferred compensation plans                           3,276               3,333

   Deferred purchase obligation                                              900                 900

   Other long-term debt                                                       58                  58
                                                                        --------            --------
                                                                         170,404             180,730
   Less current maturities                                                 (215)               (240)
                                                                        --------            --------
                                                                        $170,189            $180,490
                                                                        --------            --------
                                                                        --------            --------

                                       39

In December 1996, the Company placed $120 million of new senior notes and execuetd a new $30 million bank revolving line of credit. The net proceeds of the debt offering were used primarily to retire the Company's prior senior notes and the amounts outstanding under the Company's prior revolving line of credit.

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

The new bank revolving line of credit matures on December 16, 2001 and bears interest, at Delta's option, at LIBOR or a defined margin over the higher of
(1) the bank's prime rate or (2) the federal funds rate plus 0.5% (the "base rate"). Borrowings are limited to the sum of 80% of Delta's eligible receivables and 50% of Delta's eligible inventory. The line of credit includes a swing line facility of up to $2.5 million. Swing line loans bear interest at either the base rate or at an otherwise mutually agreed upon rate of interest. The line of credit also includes a $10 million limit for the issuance of letters of credit; the letter of credit facility fee is based on the Eurodollar applicable margin less 0.125%. The agreement also provides for a fee on the unused commitment ranging from 0.25% to 0.50%. Borrowings under the line of credit are secured by Delta's accounts receivable and inventory. Interest and commitment fees are payable quarterly.

There were no borrowings outstanding under the revolving line of credit as of December 31, 1997. $5,600 was outstanding under the revolving line of credit as of December 31, 1998, including $2,500 under the swing line facility. The interest rate as of December 31, 1998 on amounts outstanding under the swing line facility was 6.88%, while the interest rate on remaining amounts outstanding was 8.25%.

In connection with the debt placement described above, the Company incurred financing fees of $4,885. These fees have been capitalized and are being amortized over the terms of the related debt agreements. Deferred financing costs relating to debt retired in 1996 of $2,472 were written off. This write-off, less a related income tax benefit of $953, is reported as an extraordinary item in the 1996 consolidated statement of operations.

Interest on the subordinated notes is due semi-annually on April 1 and October 1, and may be paid in cash or, at the option of the Company, by the issuance of additional subordinated notes ("PIK Notes"). The PIK Notes bear interest at 11% or 15% depending upon whether the terms of the note agreement would have permitted the Company to pay any portion of the interest in cash. The Company issued additional subordinated notes of $4,431 and $4,935 under this provision in 1997 and 1998, respectively. These additional notes bear interest at 11% and are included with subordinated notes payable in the preceding table.

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

In 1995, the Company acquired Miller Brands of Greater New Orleans, Inc. The purchase price included a $900 deferred obligation payable upon the Miller business achieving an annual $8,000 gross profit.

Scheduled maturities of long-term debt and other liabilities during the four years subsequent to 1999 are as follows:

                  Year                               Amount
                  ----                             --------
                  2000                           $      154
                  2001                                5,634
                  2002                                   --
                  2003                              168,573

8.   STOCKHOLDERS' EQUITY:

PREFERRED STOCK-

Authorized preferred stock consists of 30,000 designated Series AA preferred shares. The Series AA preferred stock does not contain voting rights. Series AA preferred stockholders receive cumulative dividends at an annual rate of 6% based on the $5 thousand stated value per share. The rate will increase 2% annually beginning October 1, 2004, but is limited to a cumulative increase of 8%. Dividends are payable quarterly in cash or in additional shares of Series AA preferred stock. The Company is obligated to pay the dividends in cash once the senior notes are retired. The preferred stock dividends for 1996, 1997 and 1998 were paid with additional preferred shares and are included in stockholders' equity at December 31, 1996, 1997 and 1998. So long as the Series AA preferred stock is outstanding, the Company cannot declare or pay dividends on its common stock.

In the event of a liquidation, Series AA preferred stockholders have a $5 thousand per share liquidation preference.

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

9.   LEASES:

The Company leases certain buildings and other facilities, vehicles and equipment under agreements expiring through 2010.

Future minimum rental payments under all noncancellable operating leases with initial or remaining lease terms of one year or more were as follows at December 31, 1998:


                  Year                                    Amount
                  ----                                  --------
                  1999                                  $ 3,983
                  2000                                    3,054
                  2001                                    2,459
                  2002                                    1,785
                  2003                                    1,184
                  Thereafter                              1,643
                                                        --------
                                                        $14,108
                                                        --------
                                                        --------

Total rent expense during 1996, 1997 and 1998 was $3,587, $4,252 and $5,130, respectively.

10.  RELATED PARTY TRANSACTIONS:

The Company has entered into a management agreement with a company (the "management company") controlled by three individuals who own shares of the Company's common stock. For services performed pursuant to the agreement, the Company pays the management company a management fee and a transaction fee. Management fees of $533, $551 and $550 were paid during 1996, 1997 and 1998, respectively. The transaction fee is payable upon the acquisition of additional franchises and is equal to 1.5% of the acquisition cost of such franchises. Affiliates of the management company also own common stock of the Company.

In 1998 the Company entered into an accounting services agreement with a separate entity in which the management company described above owns a controlling interest. For services performed pursuant to this agreement, the affiliate pays the Company an accounting services fee. Accounting services fees of $170 were incurred with this affiliate in 1998. In addition, the Company sold $5,411 of product at cost to this affiliate in 1998 and as of December 31, 1998 had a receivable from this affiliate of $255.

11.  EMPLOYEE BENEFITS:

The Company sponsors a defined contribution employee benefit plan which covers all eligible full-time employees. Prior to April 1, 1997, employees who participated in the plan could defer up to 10% of their salaries and wages and receive matching payments by the Company of 50% of those deferrals, limited to annual employer contributions of $5 hundred per employee. Effective April 1, 1997, the plan was amended to increase the maximum employee deferral percentage to 15% and maximum annual employer contributions to $1 thousand per employee. The Company's contributions were $257 for 1996, $581 for 1997 and $546 for 1998.

The Company also maintains a nonqualified deferred compensation plan which is available for certain executives of the Company, as selected by the Company's board of directors. Executives who participate in the plan may elect to defer a percentage of their compensation (as defined), subject to limitations imposed by the Internal Revenue Service and the Company, and are eligible to receive discretionary contributions from the Company. Employee deferrals and employer discretionary contributions are held in a trust restricted from the general assets of the Company. Restricted assets held in trust, included in other assets in the accompanying consolidated balance sheets, totaled $1,225 and $1,692 at December 31, 1997 and 1998, respectively.

The Company has a restricted stock bonus plan under which executives and key employees may be awarded shares of the Company's common stock. All shares granted contain restrictions on sale or transfer; these restrictions lapse over an eleven-year period. A maximum of 250 shares of common stock may be awarded under this plan. At December 31, 1997 and 1998, 22 restricted shares were outstanding, all of which were held by an officer.

The Company maintains a phantom stock plan available to certain key members of management. This plan allows eligible executives to participate in the continued success of the Company based upon the annual appreciation in the equity value of the Company, as defined. The equivalent of 38,200 shares have been granted under this plan. Each phantom stock award vests over a three-year period, and is payable in cash or shares of the Company's common stock upon the earlier of the participant's death, disability, termination or retirement. Each participant is subject to a noncompete and nonsolicitation restriction in consideration of the share equivalent grant. All grants contain restrictions on assignment or transfer. There was no appreciation in the equity value of the Company, as defined, in 1996. Effective December 31, 1997, the phantom stock plan was amended to redefine the beginning equity value upon which appreciation in the equity value of the Company is determined. As a result, in 1997 and 1998 benefits of $1,900 and $295, respectively, were earned under the amended plan.

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

As of December 31, 1997 and 1998, the Company had $9,124 and $8,454 in outstanding letters of credit to secure the obligations to insurance companies for workers' compensation and product, automobile and general liability claims.

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

                          FINANCIAL STATEMENT SCHEDULE

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULE


To Delta Beverage Group, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Delta Beverage Group, Inc. and subsidiary included in this Form 10-K and have issued our report thereon dated March 2, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in
Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                /s/ ARTHUR ANDERSEN LLP


Memphis, Tennessee,
March 2, 1999.

                   DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                             (Dollars in thousands)

                                              BALANCE AT     DEDUCTIONS                                BALANCE AT
                                              BEGINNING     (ADDITIONS)                    WRITE-        END OF
                                              OF PERIOD     TO EARNINGS     RECOVERIES      OFFS         PERIOD
                                             ------------   -----------     ----------    --------     ------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS
  FOR THE YEAR ENDED DECEMBER 31, 1996         $  433         $    90        $   539      $  (562)      $  500
                                             ------------   -----------     ----------    --------     ------------
                                             ------------   -----------     ----------    --------     ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  FOR THE YEAR ENDED DECEMBER 31, 1997         $  500         $  (439)       $   596      $   (95)      $  562
                                             ------------   -----------     ----------    --------     ------------
                                             ------------   -----------     ----------    --------     ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  FOR THE YEAR ENDED DECEMBER 31, 1998         $  562         $   162        $   341      $  (468)      $  597
                                             ------------   -----------     ----------    --------     ------------
                                             ------------   -----------     ----------    --------     ------------

                                       45

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                  PART III

ITEM 10      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to the directors and executive officers of the Company as of March 15, 1999. All directors of the Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Executive officers are elected by the board of directors to hold office until their successors are elected and qualified. There are no family relationships between any director or officer.


Name                                     Age      Position(s) With Company
----                                     ---      ------------------------
Robert C. Pohlad                         44       Chief Executive Officer and Director
John F. Bierbaum                         54       Chief Financial Officer, Vice President and Director
Kenneth E. Keiser                        47       President and Chief Operating Officer
Bradley J. Braun                         44       Vice President, Finance and Assistant Secretary
Jay S. Hulbert                           45       Vice President, Operations
Michael G. Naylor                        38       Vice President, General Manager
Charles M. Pullias                       49       Vice President, General Manager
Raymond R. Stitle                        45       Vice President, Human Resources
Donald E. Benson                         68       Chairman of the Board
John H. Agee                             50       Director
Christopher E. Clouser                   47       Director
Philip N. Hughes                         64       Director
Philip A. Marineau                       52       Director
Gerald A. Schwalbach                     54       Director
John F. Woodhead                         59       Director

        ROBERT C. POHLAD. Mr. Pohlad has served as director and Chief Executive Officer of the Company since 1988. Since 1987, Mr. Pohlad has also served as President of the Pohlad Companies, a holding and management services company, which has an ownership interest in and provides management services to the Company. Prior to 1987, Mr. Pohlad was Northwest Area Vice President of the Pepsi-Cola Bottling Group. Mr. Pohlad also currently serves as a director for Pepsi-Cola Puerto Rico Bottling Company, Mesaba Holdings, Inc. and Grow Biz International, Inc. See "Certain Relationships and Related Transactions -Management Agreement."

        JOHN F. BIERBAUM. Mr. Bierbaum has served as director of the Company since 1993, and as Chief Financial Officer of the Company since March 1988. Mr. Bierbaum is also Chief Financial Officer of the Pohlad Companies, a holding and management services company, which has an ownership interest in and provides management services to the Company. Mr. Bierbaum has been associated with the Pohlad Companies from 1975 to the present in a variety of capacities, including his current position. Mr. Bierbaum is also Chief Financial

Officer of Pepsi-Cola Puerto Rico Bottling Company. From 1986 to 1988, Mr. Bierbaum served as Vice President of the Pepsi-Cola Bottling Company of Tampa. See "Certain Relationships and Related Transactions -Management Agreement."

        KENNETH E. KEISER. Mr. Keiser joined the Company in his present position in 1990. From 1976 to 1990, he was employed by the Pepsi-Cola Bottling Group in various capacities, including Division Vice President of the Central Division from 1989 to 1990, Vice President of the Minneapolis Area from 1986 to 1989, Director of Corporate Trade Development from 1985 to 1986, Area Vice President of Philadelphia from 1982 to 1985, and various other capacities from 1976 to 1985. See "Executive Compensation - Employment Agreement."

        BRADLEY J. BRAUN. Mr. Braun became Vice President, Finance and Assistant Secretary for the Company in September 1991. Prior to joining the Company, Mr. Braun served as Controller of the Dakota Beverage Company, Inc., a PepsiCo franchise bottler which is a wholly-owned subsidiary of the Pohlad Companies. Mr. Braun is also an executive officer of Pepsi-Cola Puerto Rico Bottling Company.

        JAY S. HULBERT. Mr. Hulbert joined the Company in 1988 as Director of Operations, and in January 1991 was promoted to his current position of Vice President, Operations. Prior to joining the Company, Mr. Hulbert spent seven years working for the Pepsi-Cola Bottling Group in a variety of capacities. Mr. Hulbert is also an executive officer of Pepsi-Cola Puerto Rico Bottling Company.

        MICHAEL G. NAYLOR. Mr. Naylor joined the Company in 1984. In January 1991, Mr. Naylor was promoted to his present position of Vice President, General Manager. From 1984 to 1990, Mr. Naylor served the Company in a variety of capacities, including Regional Sales Manager. Mr. Naylor is also an executive officer of Pepsi-Cola Puerto Rico Bottling Company.

        CHARLES M. PULLIAS. Mr. Pullias joined the Company in 1991 as Vice President of Sales for the Southern Region. In January 1991, Mr. Pullias was promoted to his current position of Vice President, General Manager. Prior to 1991, Mr. Pullias spent ten years working for the Pepsi-Cola Company in Texas in various sales and marketing positions. Mr. Pullias is also an executive officer of Pepsi-Cola Puerto Rico Bottling Company.

        RAYMOND R. STITLE. Mr. Stitle joined the Company in 1988 as Director of Human Resources, and was promoted to his current position of Vice President, Human Resources in January 1991. Prior to joining the Company, Mr. Stitle was employed by Pepsi-Cola USA. Mr. Stitle is also an executive officer of Pepsi-Cola Puerto Rico Bottling Company.

         DONALD E. BENSON. Mr. Benson has been a director of the Company since 1988. Mr. Benson also serves as director for Mass Mutual Corporate Investors, Mass Mutual Participation Investors, Mesaba Holdings, Inc., National Mercantile Bancorp and Mercantile National Bank. Since 1995, Mr. Benson has also been employed by the Pohlad Companies, a holding and management services company, which has an ownership interest in and provides management services to the Company, and another of its affiliates, CRP Holdings, Inc., a management services company. Mr. Benson has served as a director and as Executive Vice President of Marquette Bancshares, Inc., a bank holding company and an affiliate of the Pohlad Companies, since 1993 and with its predecessor organizations since 1968. From 1986 to 1994, Mr. Benson was President and director of MEI Diversified Inc., a holding company with interests in various operating entities. In February 1993, MEI Diversified Inc. filed for Chapter 11 bankruptcy protection. A Plan of Reorganization for MEI Diversified Inc. was confirmed in October 1994, pursuant to which its assets and liabilities were liquidated.

        JOHN H. AGEE. Mr. Agee has been a director of the Company since 1988. Since 1986, Mr. Agee has also been President of ADLER MANAGEMENT CORP., a financial consulting and management services company. Mr. Agee was nominated by Arbeit & Co. and elected to his position by the shareholders of the Company pursuant to a Shareholders' Agreement, dated September 23, 1993, as amended and restated (the "Shareholders' Agreement"), among all of the shareholders of the Company, which provides that Arbeit & Co. may nominate one director to the Company's board of directors and that the shareholders will vote for such nominee. See "Certain Relationships and Related Transactions - Shareholders' Agreement."

        CHRISTOPHER E. CLOUSER. Mr. Clouser has been a director of the Company since 1995. Mr. Clouser is Senior Vice President-Administration of Northwest Airlines, Inc., the world's fourth largest airline, with responsibility for worldwide human resources, corporate communications, advertising, audit and security functions. Prior to joining Northwest Airlines in April 1991, Mr. Clouser held officer positions with Bell Atlantic Corp., US Sprint Communications Company, and Hallmark Cards, Inc. He currently serves on the board of directors of Pepsi-Cola Puerto Rico Bottling Company and Mesaba Holdings, Inc.

        PHILIP N. HUGHES. Mr. Hughes has been a director of the Company since 1988. Mr. Hughes is also owner of Miller Printing, Inc., a commercial printer, and Rocket Lube, Inc., a chain of quick-service vehicle lube operations. From 1982 to 1986, Mr. Hughes was a director of MEI Corporation, and from 1983 to 1986 served as Senior Vice President of MEI Corporation. From May 1986 to December 1986, Mr. Hughes was President, MEI Division, Pepsi-Cola Bottling Group, a division of PepsiCo. From 1986 to 1993, Mr. Hughes served as a director of MEI Diversified, Inc. In February 1993, MEI Diversified Inc. filed for Chapter 11 bankruptcy protection. A Plan of Reorganization for MEI Diversified Inc. was confirmed in October 1994, pursuant to which its assets and liabilities were liquidated. Mr. Hughes serves as a director of Pepsi-Cola Puerto Rico Bottling Company.

        PHILIP A. MARINEAU. Mr. Marineau was appointed to the board of directors in March 1998 to fill the seat vacated by Brenda C. Barnes. Since 1997, Mr. Marineau has been the President and Chief Executive Officer of Pepsi-Cola North America. Prior to joining Pepsi-Cola, Mr. Marineau held positions as the President of Quaker Oats Company and the President and Chief Operating Officer at Dean Foods. Mr. Marineau is also a member of the board of directors of the Arthur J. Gallagher Co., Inc., Evanston Northwestern Healthcare, Loyola University of Chicago, Georgetown University Board of Regents and the advisory board of the Kellogg Graduate School of Management. In addition, Mr. Marineau is the Chairman of the Board of Pete's Brewing Company. Mr. Marineau was nominated by PepsiCo, pursuant to the Shareholder's Agreement, which provides that PepsiCo, Inc. may nominate one director to the Company's board of directors and that the shareholders will vote for such nominee. See "Certain Relationships and Related Transactions - Other Business Relationships."

        GERALD A. SCHWALBACH. Mr. Schwalbach has served as a director of the Company since 1988. Since July 1996, Mr. Schwalbach has been a member of Superior Storage I, LLC and related companies, owners and operators of self-storage facilities. From 1985 to June 1996, Mr. Schwalbach served as Executive Vice President of Jacobs Management, Inc. From 1988 to June 1996, Mr. Schwalbach served concurrently as Vice President of an affiliate of Jacobs Management, I.J. Holdings, Inc. From 1990 to June 1996, Mr. Schwalbach served concurrently as Executive Vice President and Executive Vice President and Treasurer of two other affiliates of Jacobs Management, Jacobs Investors, Inc. and IMR General, Inc., respectively. Mr. Schwalbach joined the board of directors of CH Robinson Worldwide, Inc. in 1997.

        JOHN F. WOODHEAD. Mr. Woodhead has been a director of the Company since 1994. Since 1971, Mr. Woodhead has provided management consulting services to Dakota Beverage Company, Inc., a PepsiCo franchise bottler which is a wholly-owned subsidiary of the Pohlad Companies. Mr. Woodhead is also currently owner and President of JFW Inc., a management services company, and Woodhead Properties, a real estate investment firm. Since 1992, Mr. Woodhead has also served as President and Chairman of Park National Bank. From 1982 to 1995, Mr. Woodhead was owner and Chairman of Allstate Medical Products. Mr. Woodhead is a director of WisPak, Inc. having served in this capacity since December 1997. Mr. Woodhead is also a director of Pepsi-Cola Puerto Rico Bottling Company.

BOARD OF DIRECTORS COMMITTEES AND COMPENSATION

        The Company has an Executive Committee whose members include Robert
C. Pohlad, John H. Agee and Donald E. Benson. The Executive Committee is authorized by the board of directors to have and exercise the authority of the board of directors in the management of the business of the Company, including determining compensation levels for the Company's executives and officers. The Company also has an Audit Committee whose members include John
H. Agee, Donald E. Benson and Philip N. Hughes. The Audit Committee is responsible for recommending independent public accountants, reviewing with the independent public accountants the scope and results of the audit engagement, establishing and monitoring the Company's financial policies and control procedures, reviewing and monitoring the provision of non-audit services by the Company's independent public accountants and reviewing all potential conflict of interest situations. In addition, the Company has a Compensation Committee whose members include Christopher E. Clouser, Gerald
A. Schwalbach and John F. Woodhead. The Compensation Committee is responsible for approving executive compensation and incentive programs.

        Outside directors are paid $500 for each board meeting attended, plus reasonable travel expenses. No payment is made to employee-directors or directors with an equity interest in the Company.

ITEM 11    EXECUTIVE COMPENSATION

        The following table sets forth the aggregate cash compensation paid by the Company to its most highly paid executive officers for the fiscal years ended December 31, 1996, 1997 and 1998. Neither Robert C. Pohlad, the Company's Chief Executive Officer, nor John F. Bierbaum, the Company's Chief Financial Officer, receive any compensation from the Company, except that Mr. Bierbaum participates in the Company's Superior Performance Incentive Bonus Plan and the Company's Phantom Stock Plan. See " - Employee Benefit Plans." The services of Messrs. Pohlad and Bierbaum are provided to the Company pursuant to a Management Agreement between the Company and the Pohlad Companies. See "Certain Relationships and Related Transactions - Management Agreement."

                      SUMMARY COMPENSATION TABLE

                                                                        ANNUAL COMPENSATION
                                                             -----------------------------------------
                                                                                             OTHER ANNUAL
                                                                                             COMPENSATION
NAME AND PRINCIPAL POSITION                        YEAR        SALARY ($)    BONUS ($)(1)       ($)(2)
---------------------------                        ----        ----------    ------------    ------------
    Kenneth E. Keiser                              1998          274,000      107,750             -
       President and Chief Operating Officer       1997          260,000      143,000             -
                                                   1996          250,000      140,250             -

    Charles M. Pullias                             1998          150,200       22,600         108,334
       Vice President, General Manager             1997          144,900       43,500          73,333
                                                   1996          139,300       55,600          60,000

    Jay S. Hulbert                                 1998          125,100       32,250          54,167
       Vice President, Operations                  1997          118,900       47,600          83,333
                                                   1996          114,300       34,200          73,333

    Michael G. Naylor                              1998          134,000       20,100          54,167
       Vice President, General Manager             1997          116,600       46,640          83,333
                                                   1996          106,000       37,100          73,333

    Bradley J. Braun                               1998          116,100       30,900         108,334
       Vice President, Finance                     1997          110,500       44,200          73,333
                                                   1996          104,000       41,600          60,000

    ----------------------------------
(1) Reflects bonuses awarded pursuant to the Company's 1995 bonus plan for certain employees of the Company based in part on the financial performance of the Company.

(2) Reflects payments awarded pursuant to the Company's Superior Performance Incentive Bonus Agreement based on operating income performance of the Company.

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

        The value of each phantom share award will be, at the date of the grant of the award, (i) the average of the Company's operating cash flow for the prior three years multiplied by a factor established from time to time by the Company's board of directors, or a committee authorized by the Company's board of directors, to reflect the value of the Company, plus any excess cash less any debt and preferred stock outstanding, divided by (ii) the number of deemed shares outstanding. Participants are entitled to payment in the amount of the increase in value of the phantom share from the date of grant to the date of an event of distribution. Each phantom share award, other than deemed purchases of phantom shares, will be 100% vested at the earlier of the third anniversary of the date of the grant of the phantom award, the participant's death, disability, involuntary termination or retirement at age 65, or the sale of all or substantially all of the assets of the Company or a change of stock ownership of greater than 50%, excluding purchases by the Pohlad Companies, its shareholders or their family members or its affiliates. During employment with the Company and for a period of three years following an event of distribution, participants are subject to a non-compete and non-solicitation restriction in consideration for phantom share awards. The Company made no payouts pursuant to the Phantom Stock Plan during fiscal years 1996, 1997 or 1998. No awards vested under the Phantom Stock Plan during 1998.

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

COMPENSATION OF DIRECTORS

        See "Directors and Executive Officers -- Board of Directors Committees and Compensation."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        No member of the compensation committee of the Company's board of directors was an officer, former officer or employee of the Company during the fiscal year ended December 31, 1998. Other than Robert C. Pohlad, no executive officer of the Company served as a member of the compensation committee or the board of directors of another entity, one of whose executive officers served on the Company's compensation committee or board of directors during the fiscal year ended December 31, 1998. Mr. Pohlad, the Company's Chief Executive Officer, serves as a member of the compensation committee of the board of directors of Pepsi-Cola Puerto Rico Bottling Company. Robert C. Pohlad and John F. Bierbaum, executive officers of Pepsi-Cola Puerto Rico Bottling Company, serve on the Company's board of directors.

ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of the close of business on February 1, 1999, the Company had outstanding 53,251.80 shares of Common Stock and 6,158.84 shares of non-convertible series AA preferred stock, $0.01 par value per share ("Preferred Stock"). The Common Stock consists of 20,301.87 shares of voting Common Stock and 32,949.93 shares of non-voting Common Stock.

        The following table contains certain information as of February 1, 1999 as to the number of shares of voting Common Stock beneficially owned by
(i) each person known by the Company to own beneficially more than five percent (5%) of the Company's stock, (ii) each person who is a director of the Company, (iii) each executive officer named in the Summary Compensation Table and (iv) all persons who are directors and officers of the Company as a group, and as to the percentage of the outstanding shares held by them on such date. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares.

                                                                        COMMON STOCK
                                                            ------------------------------------
                                                              NUMBER OF SHARES
                                                                BENEFICIALLY          PERCENT OF
NAME OF BENEFICIAL OWNER OF OR GROUP                               OWNED                 CLASS
------------------------------------                        -------------------      -----------
         Pohlad Companies (1).............................         12,037.87            59.3%
            Dain Bosworth Plaza
            Suite 3880
            Minneapolis, MN 55402
         Arbeit & Co......................................          4,187.92            20.6
            c/o ADLER MANAGEMENT CORP.
            601 Second Avenue South
            Suite 4950
            Minneapolis, MN 55402
         Equity Beverage, Inc.............................          3,221.57            15.9
            1 Pepsi Way
            Mail Drop 812, Floor 8N
            Somers, NY 10589
         Robert C. Pohlad (2).............................         12,137.87            59.8
         John H. Agee (3).................................          4,187.92            20.6
         Donald E. Benson.................................              ---              ---
         John F. Bierbaum.................................             22.00             *
         Christopher E. Clouser...........................              ---              ---
         Philip N. Hughes.................................              ---              ---
         Philip A. Marineau...............................              ---              ---
         Gerald A. Schwalbach.............................              ---              ---
         John F. Woodhead.................................              ---              ---
         Kenneth E. Keiser................................            532.51             2.6
         Charles M. Pullias...............................              ---              ---
         Jay S. Hulbert...................................              ---              ---
         Raymond R. Stitle................................              ---              ---
         Bradley J. Braun.................................              ---              ---
         All directors and executive officers as a
            group (16 persons) (4)........................         16,880.30            83.1%


         -------------------
         *    Less than 1%

        (1) Excludes 300 shares over which the Pohlad Companies disclaims beneficial ownership.

        (2) Includes 12,037.87 shares owned by the Pohlad Companies. Robert C. Pohlad is a one-third owner of the Pohlad Companies and exercises shared investment and voting power over such shares with the remaining owners of the Pohlad Companies.
        (3) Includes 4,187.92 shares owned by Arbeit & Co. John H. Agee has power of attorney and exercises sole investment and voting power over such shares.
        (4) Includes 12,037.87 shares owned by the Pohlad Companies, of which Robert C. Pohlad is a one-third owner, and 4,187.92 shares owned by Arbeit & Co., over which John H. Agee has power of attorney.

ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

        The services of the Company's Chief Executive Officer, Robert C. Pohlad, and Chief Financial Officer, John F. Bierbaum, are provided to the Company pursuant to a Management Agreement between the Company and the Pohlad Companies. The Pohlad Companies owns 59.3% of the Company's voting Common Stock. Robert C. Pohlad owns one-third of the Pohlad Companies. The Pohlad Companies is a holding and management services company which has interests in several entities, including Dakota Beverage Corp., Inc., Pepsi-Cola Puerto Rico Bottling Company and the Company. Neither Robert C. Pohlad nor John F. Bierbaum receives any compensation from the Company, except that John F. Bierbaum participates in the Company's Superior Performance Incentive Bonus Plan and the Company's Phantom Stock Plan.

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

        For services performed pursuant to the Management Agreement, the Company pays the Pohlad Companies a management fee and a transaction fee. The management fee is paid monthly in advance at an annual rate equivalent to the greater of $500,000, or $400,000 multiplied by the ratio of the CPI as of the year preceding the date of computation to the CPI as of 1987. The transaction fee is payable upon the acquisition of additional franchises and is equivalent to 1.5% of the Company's acquisition cost of such franchises. During 1997 and 1998, the Company paid the Pohlad Companies $551,000 and $550,000, respectively, in management fees pursuant to the Management Agreement.

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

JOINT VENTURE

        All of the Joint Venture's bottling and canning requirements are provided by the Company. The Company charges the Joint Venture for such requirements at its net cost, which includes the actual cost of such requirements plus a proportionate charge for depreciation, amortization and cost of capital. See "Business - Joint Venture."

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

        The Company in its role as Managing Venturer of the Joint Venture may cause the Joint Venture to borrow funds to support the operations of the Joint Venture. To the extent the Joint Venture is unable to borrow such funds, the Managing Venturer may call upon Poydras and the Company to make loans to the Joint Venture ("Mandatory Loans") in proportion to their respective ownership interests, in such amounts and payable at such times, in such manner and on such terms as may reasonably be determined by the Managing Venturer; provided, however, that unless and until determined otherwise by the Management Committee, Mandatory Loans will bear interest, payable quarterly, at a rate per annum equal to 1.0% over the prime or reference rate announced from time to time by Citibank, N.A. In the event either Poydras or the Company fails to make a Mandatory Loan (a "Refusing Venturer"), the party which has made the Mandatory Loan may (i) pursue any and all legal remedies against the Refusing Venturer and recover costs and expenses from the Refusing Venturer in connection with the pursuit of such remedies or (ii) make a loan to the Refusing Venturer in the amount of the Refusing Venturer's Mandatory Loan, which loan will bear interest, payable monthly, at a rate per annum equal to 5.0% over the prime or reference rate announced from time to time by Citibank, N.A. The Company had loaned approximately $27.6 million to the Joint Venture as of December 31, 1998, of which $3.0 million was a Mandatory Loan. Poydras had loaned approximately $1.8 million to the Joint Venture as of December 31, 1998, all of which was a Mandatory Loan.

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

        To the extent that the Company provides management and support functions to the Joint Venture from its office in Memphis, Tennessee, the Joint Venture will reimburse the Company for such services, including a proportionate share of (i) the reasonable overhead and administrative costs associated with the Company's Memphis office and (ii) the management fee, exclusive of travel and other expenses, paid by the Company pursuant to the Management Agreement. See " - Management Agreement." The Joint Venture's obligation to pay such costs and fees is subject to the following limitations: (i) the management fee shall not exceed $500,000, as adjusted annually for changes in the CPI, as provided in the Management Agreement; (ii) the Memphis office costs and the management fee described above shall be allocated to the Joint Venture according to the proportion that the number of cases distributed by the Joint Venture bears to the total number of cases distributed by the Joint Venture, the Company, its affiliates and others provided management and/or support services by the Memphis office; and (iii) only costs attributable to services being provided to the Joint Venture shall be allocated to the Joint Venture. Except for the proportionate share of overhead and administrative costs associated with such management and support functions, the Joint Venture will not reimburse the Company or Poydras for items generally constituting direct overhead or administrative expenses of the business.

OTHER BUSINESS RELATIONSHIPS

        Philip A. Marineau, one of the Company's directors, is President and Chief Executive Officer of Pepsi- Cola North America, the domestic soft drink division of PepsiCo, Inc. PepsiCo is the Company's primary franchisor.

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

        The Shareholders' Agreement provides that, for a period of ten years following the date of the Shareholders' Agreement, each of PepsiCo,Inc. and Arbeit & Co. may nominate one director, and the holders of at least 60.0% of the Company's non-voting Common Stock may nominate two directors to the Company's board of directors. Under the Shareholders' Agreement, the holders of the Company's Common Stock agree to elect such nominees to the Company's board of directors.

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

EMPLOYMENT AGREEMENT

        See "Executive Compensation -- Employment Agreement."

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

            (2)  Financial Statement Schedule.

                 Report of Independent Public Accountants on Financial
                      Statement Schedule
                 Schedule II - Valuation and Qualifying Accounts

            (3)  Exhibits.

                  3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
                  3.2 Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
                  4.1 Indenture, dated as of December 17, 1996, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to $120,000,000 principal amount of 9 3/4 Senior Notes Due 2003, including form of Initial Global Note (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233)
                           filed on January 3, 1997).
                  4.2 Credit Agreement, dated as of December 16, 1996, by and among the Company, NationsBank, N.A. and other lending institutions (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
                  4.3 Security Agreement, dated as of December 16, 1996, by and among the Company, NationsBank, N.A. and other lending institutions (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
                  4.4 Registration Rights Agreement, dated as of December 17, 1996, by and between the Company and NationsBanc Capital Markets, Inc., as Initial Purchaser (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
                  4.5 Amended and Restated Shareholders' Agreement, dated as of September 23, 1993 (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
                  10.1 Amended and Restated Delta Beverage Group, Inc. and Subsidiaries Phantom Plan (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 31, 1998).
                  10.2 Management Agreement, dated as of March 8, 1988, by and between The Bellfonte Company and Mid-South Acquisition Corporation (incorporated by reference to the

                           Company's Registration Statement on Form S-4
                           (File No. 333-19233) filed on January 3, 1997).
                  10.3 Employment Agreement, dated as of February 1, 1990, by and between the Company and Kenneth Keiser (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
                  10.4 Form of 1991 Superior Performance Incentive Bonus Agreement (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
                  10.5 Form of Franchise Agreement (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3,
                           1997).
                  10.6 Miller Brewing Company Distributor Agreement (incorporated by reference to the Company's Registration Statement on Form S-4
                           (File No. 333-19233) filed on January 3, 1997).
                  10.7 Amended and Restated Joint Venture Agreement, effective as of September 3, 1992, by and between the Company and Poydras Street Investors L.L.C. (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
                  27.1     Financial Data Schedule.

            (b)     Reports on Form 8-K.

                    None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.

                                           DELTA BEVERAGE GROUP, INC.



                                           By: /s/ Robert C. Pohlad
                                               ---------------------
                                                 Robert C. Pohlad
                                                 Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert C. Pohlad         Chief Executive Officer and Director
--------------------------   (Principal Executive Officer)            March 30, 1999
Robert C. Pohlad

/s/ John F. Bierbaum         Chief Financial Officer and Director
--------------------------   (Principal Accounting Officer and
John F. Bierbaum             Principal Financial Officer)             March 30, 1999


/s/ Donald E. Benson         Chairman of the Board                    March 30, 1999
--------------------------
Donald E. Benson

/s/ John H. Agee             Director                                 March 30, 1999
--------------------------
John H. Agee

/s/ Christopher E. Clouser   Director                                 March 30, 1999
--------------------------
Christopher E. Clouser

/s/ Philip N. Hughes         Director                                 March 30, 1999
--------------------------
Philip N. Hughes

/s/ Philip A. Marineau       Director                                 March 30, 1999
--------------------------
Philip A. Marineau

/s/ Gerald A. Schwalbach     Director                                 March 30, 1999
--------------------------
Gerald A. Schwalbach

/s/ John F. Woodhead         Director                                 March 30, 1999
--------------------------
John F. Woodhead

                                       59

                                                 INDEX TO EXHIBITS

Exhibit
 Number            Description
-------           -------------
3.1               Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233)
                  filed on January 3, 1997).
3.2               Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form S-4
                  (File No. 333-19233) filed on January 3, 1997).
4.1               Indenture, dated as of December 17, 1996, between the Company and Norwest Bank Minnesota,
                  National Association, as Trustee, relating to $120,000,000 principal amount of 9 3/4 Senior
                  Notes Due 2003, including form of Initial Global Note (incorporated by reference to the
                  Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
4.2               Credit Agreement, dated as of December 16, 1996, by and among the Company, NationsBank,
                  N.A. and other lending institutions (incorporated by reference to the Company's Registration
                  Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
4.3               Security Agreement, dated as of December 16, 1996, by and among the Company, NationsBank,
                  N.A. and other lending institutions (incorporated by reference to the Company's Registration
                  Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
4.4               Registration Rights Agreement, dated as of December 17, 1996, by and between the Company and NationsBanc Capital Markets, Inc., as Initial Purchaser (incorporated by reference to the
                  Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3,
                  1997).
4.5               Amended and Restated Shareholders' Agreement, dated as of September 23, 1993 (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233)
                  filed on January 3, 1997).
10.1              Amended and Restated Delta Beverage Group, Inc. and Subsidiaries Phantom Plan (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 31, 1998).
10.2              Management Agreement, dated as of March 8, 1988, by and between The Bellfonte Company and Mid-South Acquisition Corporation (incorporated by reference to the Company's
                  Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
10.3              Employment Agreement, dated as of February 1, 1990, by and between the Company and
                  Kenneth Keiser (incorporated by reference to the Company's Registration Statement on Form
                  S-4 (File No. 333-19233) filed on January 3, 1997).
10.4              Form of 1991 Superior Performance Incentive Bonus Agreement (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3,
                  1997).
10.5              Form of Franchise Agreement (incorporated by reference to the Company's Registration
                  Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
10.6              Miller Brewing Company Distributor Agreement (incorporated by reference to the Company's
                  Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
10.7              Amended and Restated Joint Venture Agreement, effective as of September 3, 1992, by and between the Company and Poydras Street Investors L.L.C. (incorporated by reference to the
                  Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).
27.1              Financial Data Schedule.

                                       60