Form 10-Q
period 1999-03-31
DELTA BEVERAGE GROUP INC
filed 1999-05-14
CIK 1029557

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, DC 20549

                                  -----------------

                                     FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999



/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                        COMMISSION FILE NUMBER
                                               ------------

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

         As of May 13, 1999, the issuer had outstanding: (i) 6,251.23 shares of Series AA Preferred Stock, $5,000 stated value, (ii) 20,301.87 shares of voting Common Stock, $.01 par value, and (iii) 32,949.93 shares of nonvoting Common Stock, $.01 par value.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                  TABLE OF CONTENTS

                                                                                                               Page
PART I.....................................................................................................       1

         ITEM 1.           FINANCIAL STATEMENTS............................................................       2
         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS.............................................       7

PART II....................................................................................................      12

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K................................................      12

                                                       PART I

ITEM 1.  FINANCIAL STATEMENTS

                                      DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                                             CONSOLIDATED BALANCE SHEETS

                                                      Unaudited

                                               (Dollars in thousands)

                                                                     DECEMBER 31,          MARCH 31,
                                                                       1998                  1999
                                                               --------------------      ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                         $    3,818           $   3,634
   Receivables, net of allowance for doubtful
       accounts of $597 and $647
           Trade                                                         24,201              24,616
           Marketing and advertising                                      7,407               5,362
           Other                                                          2,715               2,732
   Inventories, at cost                                                  16,149              20,871
   Shells, tanks and pallets                                              6,378               6,378
   Prepaid expenses and other                                             1,783               2,369
   Deferred income taxes                                                  4,186               8,391
                                                                     ----------           ---------
             Total current assets                                        66,637              74,353
                                                                     ----------           ---------

PROPERTY AND EQUIPMENT:
   Land                                                                   4,662               4,662
   Buildings and improvements                                            18,732              19,000
   Machinery and equipment                                               94,621              97,045
                                                                     ----------           ---------
                                                                        118,015             120,707
   Less accumulated depreciation                                        (56,476)            (58,758)
                                                                     ----------           ---------
                                                                         61,539              61,949
                                                                     ----------           ---------

OTHER ASSETS:
   Cost of franchises in excess of net assets
       acquired, net of accumulated amortization
       of $54,300 and $55,212                                           108,992            108,080
   Deferred income taxes                                                 21,071             21,071
   Deferred financing costs and other                                    13,413             14,539
                                                                     ----------           --------
                                                                        143,476            143,690
                                                                     ----------           --------
                                                                       $271,652           $279,992
                                                                     ----------           --------
                                                                     ----------           --------

The accompanying notes are an integral part of these balance sheets.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                    Unaudited

                  (Dollars in thousands, except per share data)

                                                                     DECEMBER 31,          MARCH 31,
                                                                       1998                  1999
                                                               --------------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt
       and other liabilities                                         $      240           $      249
   Accounts payable                                                      14,038               14,864
   Accrued liabilities                                                   16,274               19,562
                                                                      ---------           ----------
             Total current liabilities                                   30,552               34,675
                                                                      ---------           ----------

LONG-TERM DEBT AND OTHER LIABILITIES                                    180,490              183,041

MINORITY INTEREST                                                         3,600                3,335

STOCKHOLDERS' EQUITY:
   Preferred stock:
       Series AA, $5,000 stated value, 30,000 shares
           authorized, 6,158.84 and 6,251.23 shares
           issued and outstanding                                        30,794               31,256
   Common stock:
       Voting, $.01 par value, 60,000 shares authorized,
           20,301.87 shares issued and outstanding                            -                    -
       Nonvoting, $.01 par value, 35,000 shares authorized,
           32,949.93 shares issued and outstanding                            -                    -
   Additional paid-in capital                                           115,765              115,765
   Accumulated deficit                                                  (89,547)             (88,078)
   Deferred compensation                                                     (2)                  (2)
                                                                      ---------           ----------
                                                                         57,010               58,941
                                                                      ---------           ----------
                                                                       $271,652           $  279,992
                                                                      ---------           ----------
                                                                      ---------           ----------

The accompanying notes are an integral part of these balance sheets.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31

                                    Unaudited

                             (Dollars in thousands)

                                                           1998             1999
                                                         --------         --------
OPERATIONS:
   Net sales                                             $ 75,733         $ 81,255
   Cost of sales                                           53,392           56,302
                                                         --------         --------
       Gross profit                                        22,341           24,953

   Selling, general and administrative expenses            20,999           21,856
   Amortization of franchise costs and other
      intangibles                                             912              912
                                                         --------         --------
       Operating income                                       430            2,185
                                                         --------         --------

OTHER EXPENSES:
   Interest                                                 4,640            4,710
   Other, net                                                  54               13
                                                         --------         --------
                                                            4,694            4,723
                                                         --------         --------

LOSS BEFORE INCOME TAXES
   AND MINORITY INTEREST                                   (4,264)          (2,538)

   Income tax benefit                                       2,694            4,281
   Minority interest, net of taxes                            291              188
                                                         --------         --------

NET INCOME (LOSS)                                        $ (1,279)        $  1,931
                                                         --------         --------
                                                         --------         --------

The accompanying notes are an integral part of these statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31

                                    Unaudited
                             (Dollars in thousands)

                                                                         1998                      1999
                                                                      ----------                 --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $  (1,279)                 $  1,931
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
           Depreciation and amortization                                  3,133                     3,774
           Non-cash interest on long-term debt                            1,408                     1,468
           Change in deferred income taxes                               (2,172)                   (4,205)
           Minority interest, before taxes                                 (426)                     (265)
           Changes in current assets and liabilities:
             Receivables                                                  1,599                     1,613
             Inventories                                                    469                    (4,722)
             Shells, tanks and pallets                                      (85)                      -
             Prepaid expenses and other                                  (1,274)                     (586)
             Accounts payable and accrued liabilities                       878                     2,778
                                                                      ---------                  --------
               Net cash provided by operating activities                  2,251                     1,786
                                                                      ---------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (7,028)                   (2,692)
   Payments for exclusive beverage pouring rights                          (779)                   (1,742)
   Other                                                                     (9)                        -
                                                                      ---------                  --------
               Net cash used in investing activities                     (7,816)                   (4,434)
                                                                      ---------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving line of credit                              6,000                     7,000
   Payments on revolving line of credit                                    -                       (4,500)
   Principal payments on long-term debt and other
       liabilities                                                          (61)                      (36)
                                                                      ---------                  --------
               Net cash provided by financing activities                  5,939                     2,464
                                                                      ---------                  --------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                     374                      (184)
CASH AND CASH EQUIVALENTS, beginning of period                            4,680                     3,818
                                                                      ---------                  --------
CASH AND CASH EQUIVALENTS, end of period                              $   5,054                  $  3,634
                                                                      ---------                  --------
                                                                      ---------                  --------

The accompanying notes are an integral part of these statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

1.       BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Delta Beverage Group, Inc. ("Delta," a Delaware corporation) and subsidiary (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) which are considered necessary for a fair presentation of financial position, results of operations and cash flows as of March 31, 1999, and for all interim periods presented. These condensed interim financial statements do not include all of the financial information and disclosures required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended December 31, 1998. Also, the results of operations for the interim periods presented may not be indicative of the results for the entire year.

2.       PREFERRED STOCK:

Authorized preferred stock consists of 30,000 designated Series AA preferred shares. Series AA preferred stockholders receive cumulative dividends at an annual rate of 6% based on the $5,000 stated value per share. Dividends are paid quarterly in cash or in additional shares of Series AA preferred stock. During the three months ended March 31, 1999, the Company issued additional preferred shares as payment-in-kind dividends on preferred stock of approximately $462,000. The additional preferred shares are included in stockholders' equity as of March 31, 1999.

3.       LONG-TERM DEBT AND OTHER LIABILITIES:

The Company maintains a $30.0 million bank revolving line of credit which matures on December 16, 2001. The line of credit includes a swing line facility of up to $2.5 million. Swing line loans bear interest at either the base rate (defined below) or at an otherwise mutually agreed upon rate of interest. Interest on remaining amounts outstanding under the line of credit bear interest, at the Company's option, at LIBOR or a defined margin over the higher of (1) the bank's prime rate or (2) the federal funds rate plus 0.5% (the "base rate"). Borrowings are limited to the sum of approximately 80% of the Company's eligible receivables and approximately 50% of the Company's eligible inventory. The line of credit also includes a $10.0 million limit for the issuance of letters of credit. Borrowings under the line are secured by the Company's accounts receivable and inventory. Borrowings outstanding under the line of credit approximated $8.1 million as of March 31, 1999, including $2.5 million under the swing line facility.

4.       INVENTORIES:

Inventories as of March 31 included the following:

                                             1998               1999
                                        ---------------    --------------
           Raw Materials                   $ 3,116             $ 5,415
           Finished Goods                   13,033              15,456
                                        ---------------    --------------
                                        ---------------    --------------
                                           $16,149             $20,871
                                        ---------------    --------------
                                        ---------------    --------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS DESCRIBES CERTAIN FACTORS AFFECTING THE RESULTS OF OPERATIONS OF DELTA BEVERAGE GROUP, INC. (THE "COMPANY") FOR THE FISCAL QUARTER AND THREE MONTHS ENDED MARCH 31, 1999 AND ITS FINANCIAL CONDITION AS OF MARCH 31, 1999. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

         CERTAIN OF THE STATEMENTS IN THE FOLLOWING DISCUSSION CONSTITUTE FORWARD-LOOKING STATEMENTS WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. VARIOUS FACTORS MAY CAUSE ACTUAL RESULTS OF OPERATIONS AND FINANCIAL CONDITION TO VARY SIGNIFICANTLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENT MADE HEREIN OR IN OTHER REPRESENTATIONS MADE BY THE COMPANY'S MANAGEMENT OR BY OTHERS ON BEHALF OF THE COMPANY. PLEASE REFER TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 FOR A DESCRIPTION OF THE FACTORS KNOWN TO THE COMPANY THAT MAY CAUSE ACTUAL RESULTS TO VARY.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

         Net sales, excluding contract sales, for the three months ended March 31, 1999 increased by 6.6% to $71.5 million compared to $67.1 million for the same period in 1998. The increase was due to a 10.8% increase in franchise case sales volume, primarily of the Company's take-home packages of soft drinks, offset by a decrease in average net sales pricing per franchise case of approximately 4.0%. The decrease in average selling price was due to an increase in the proportion of take-home packages as compared to total volume and an increase in support given to retailers featuring those packages. In addition, the average selling price of single serve packages of soft drinks increased as the result of continued expanded placement of marketing equipment. Contract net sales for the three months ended March 31, 1999 increased 12.9%, compared to the same period in 1998, due to the addition of bottled product requirements of an existing can product customer. Contract net sales represented 12.0% of net sales for the three months ended March 31, 1999, compared to 11.4% of net sales for the same period in 1998. As a result of the foregoing, aggregate net sales for the three months ended March 31, 1999 increased 7.3% to $81.3 million compared to $75.7 million for the same period in 1998.

         Cost of sales for the three months ended March 31, 1999 increased to $56.3 million compared to $53.4 million for the same period in 1998. The increase was due primarily to the increase in contract net sales (although at thin margins) and the increase in franchise case sales but was offset by lower unit costs of production, which were primarily due to lower cost of packaging and the effect of higher volume on manufacturing overhead. As a percentage of net sales, cost of sales for the three months ended March 31, 1999 decreased to 69.3% compared to 70.5% for the same period in 1998. The improved margin associated with the single-serve packages of soft drinks and the increase in soft drink franchise case sales resulted in gross profit for the three months ended March 31, 1999 of $25.0 million or 12.1% more than the gross profit of $22.3 million for the same period in 1998.

         Selling, general and administrative expenses for the three months ended March 31, 1999 increased to $21.9 million compared to $21.0 million for the same period in 1998. Selling, general and administrative expenses are comprised of selling, distribution and warehousing expenses, advertising and marketing expenses, and general and administrative expenses ("G&A"). G&A increased by $0.9 million due primarily to increased insurance and legal costs. All expenses grew at a rate less than volume growth.

         As a result of the above factors, income from operations for the three months ended March 31, 1999 increased to $2.2 million or 2.7% of net sales, compared to $0.4 million, or 0.6% of net sales, for the same period in 1998.

         The Company had a loss before income taxes and minority interest of $2.5 million for the three months ended March 31, 1999 compared to a loss of $4.3 million for the same period in 1998.

         The Company's effective income tax rate differs from statutory rates due to several factors. The most significant factors are the non-tax-deductibility of franchise cost amortization and separate reporting of the income tax effect of minority interest. For interim periods, income tax expense and benefit are provided at the effective rate projected for a full fiscal year.

         As a result of the foregoing factors, the Company had net income of $1.9 million for the three months ended March 31, 1999 compared to a net loss of $1.3 million for the same period in 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company is highly leveraged, although there are no significant reductions in debt scheduled before December 2003. The Company's principal use of funds until 2003 will be the payment of interest and investment in capital assets and strategic acquisitions. It is expected that the Company's primary sources of funds for its future activities will be funds from operations. While the Company does not currently anticipate utilizing the funds available under its credit agreement for other than seasonal working capital requirements, such funds may be used to augment operating cash flow. Pursuant to the credit agreement, the Company has a borrowing capacity of up to $30.0 million, including $10.0 million available for the issuance of letters of credit. At March 31, 1999, letters of credit of $8.0 million had been issued and $8.1 million had been drawn for seasonal working capital requirements. The credit facility will mature in 2001.

         The Company had cash of $3.6 million and working capital of $36.3 million at March 31, 1999, compared to cash of $3.8 million and working capital of $32.5 million at December 31, 1998. Working capital represents current assets (excluding cash and cash equivalents) less current liabilities (excluding current maturities of long-term debt and other long-term liabilities).

         The $0.2 million decrease in cash from December 31, 1998 to March 31, 1999 resulted from net cash provided by operations of $1.8 million, augmented by $2.5 million provided by net financing activities, less cash used by investing activities of $4.4 million. The cash provided by operations was net of a $3.8 million increase in working capital. In the same period in 1998, cash increased by $0.4 million resulted from net cash provided by operations of $2.3 million and from net financing activities of $5.9 million less cash used by investing activities of $7.8 million.

         Cash used in investing activities of $4.4 million in the three months ended March 31, 1999 represented a $3.4 million decrease from cash used in the same period of 1998. The higher amount in 1998 was primarily for marketing equipment related to single-serve packages of soft drinks.

         Financing activities in the three months ended March 31, 1999 provided $2.5 million in net cash, which represented a $3.4 million decrease over the $5.9 million in net cash provided in the same period of 1998. This decrease in net cash provided resulted primarily from credit agreement advances of approximately $7.0 million less credit agreement payments of approximately $4.5 million. The lower level of capital expenditures required less reliance on the credit agreement in 1999.

         Management believes that the Company's production facilities will be sufficient to meet anticipated unit growth for the next several years. Accordingly, management anticipates that capital expenditures in respect of such facilities will consist of expenditures to maintain operating efficiency. Capital expenditures will be required primarily for the Company's automobile and truck fleet, vending machines, and routine plant, bottling, and canning equipment additions or maintenance. During the three months ended March 31, 1999 and 1998, capital expenditures totaled $2.7 million and $7.0 million, respectively. The Company anticipates that capital expenditures will total approximately $12.0 million for fiscal year 1999.

         Management believes that the Company's future operating activities will generate sufficient cash flows to repay borrowings under the credit agreement as they become due and payable. However, based on such anticipated operating results, management does not expect that the Company's future operating activities will generate sufficient cash flows to repay in their entirety its Senior Notes payable (with a balance of $120.0 million at March 31, 1999) at their maturity on December 15, 2003. While management believes that the Company will be able to refinance the Senior Notes at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

         The Company has Subordinated Notes payable with a balance of $48.6 million at March 31, 1999 and which mature on December 23, 2003. However the maturity of the Subordinated Notes can be extended to December 23, 2004 and then to December 23, 2005, if any debt incurred to refinance the Company's 1993 Senior Notes is then outstanding. The Subordinated Notes have an interest rate of 11.0% which can be paid under certain conditions with additional Subordinated Notes ("PIK Notes"). Management expects those conditions will exist at least until December 1999 and that it will make payments of interest in PIK Notes to conserve cash. Management does not expect that the Company's future operating activities will generate sufficient cash flows to repay the Subordinated Notes at their maturity. While management believes that the Company will be able to refinance the Subordinated Notes, including any PIK Notes, at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

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

STATE OF READINESS

         PepsiCo distributed to its franchisees its Year 2000 compliance plan, which the Company used as a framework for the development and implementation of its own Year 2000 compliance. The Company evaluated its information technology ("IT") systems for Year 2000 compliance. The Company also assessed its non-IT systems (i.e. embedded technology such as microprocessors in manufacturing and other equipment). The Company completed its assessment of the IT and non-IT systems, the only outstanding items are HVAC, copiers and fax machines.

         Currently, the Company is modifying both IT and non-IT systems to make them Year 2000 compliant. In instances where modifications have been completed or were not required, the Company is testing the systems to ensure Year 2000 compliance.

         The Company uses outside vendors to supply its most significant data processing software. These vendors have indicated their products are Year 2000 compliant or will be Year 2000 compliant in the near future. The Company also relies on third party suppliers for raw materials. The Company is in the process of contacting each of its critical suppliers to assess ther readiness of such suppliers and to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. This effort is expected to be completed by June 30, 1999.

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

         The Company's worst case scenario would be the temporary inability of suppliers to provide supplies of raw materials to the Company. The inability of the Company's suppliers to be Year 2000 ready could result in delays in product manufacturing and delivery, thereby adversely affecting the business or operations of the Company. The Company believes, however, that in a worst case scenario any disruption in supply materials can be minimized by relying on inventories or shifting production to unaffected plants with some increase in distribution costs.

CONTINGENCY PLANS

         The Company recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of its vendors and suppliers are not timely completed. The Company plans to address the contingency planning during the calendar 1999. Such plans will include building inventories of raw materials and finished goods in advance of January 1, 2000 to protect against supply and production disruptions. To the extent that the Company's vendors and suppliers are unable to provide sufficient evidence of Year 2000 readiness by September 30, 1999, the Company will seek to arrange for their replacement. Additionally, the Company is developing manual processes to replace electronic applications in the event of their failure. Finally, the Company is working with its customers to build customer inventory levels at year-end as a contingency against company or customer Year 2000 failure.

DISCLOSURES ABOUT MARKET RISK

         The Company uses financial instruments, including fixed and variable rate debt, to finance operations, for capital expenditures and for general corporate purposes. The Company's exposure to market risk for changes in interest rates relates primarily to short and long term debt obligations. The Company does not use derivative financial instruments or engage in trading activities. There have been no significant changes in the Company's exposure to market risk for changes in interest rates during the three months ended March 31, 1999.

                                    PART II

ITEM 6.     EXHIBITS AND REPORTS OR FORM 8-K

            (a)   Exhibit 27.1 - Financial Data Schedule

            (b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                    SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 1999.

                                         DELTA BEVERAGE GROUP, INC.

                                         By:   /s/ John F. Bierbaum
                                            ----------------------------------
                                                     John F. Bierbaum
                                                     Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
     27.1          Financial Data Schedule