Form 10-Q
period 1999-06-30
DELTA BEVERAGE GROUP INC
filed 1999-08-13
CIK 1029557

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999




/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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




         As of August 13, 1999, the issuer had outstanding: (i) 6,344.99 shares of Series AA Preferred Stock, $5,000 stated value, (ii) 20,301.87 shares of voting Common Stock, $.01 par value, and (iii) 32,949.93 shares of nonvoting Common Stock, $.01 par value.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
PART I.....................................................................................    2

         ITEM 1.           FINANCIAL STATEMENTS............................................    2

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS.............................    8

PART II....................................................................................   15

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K................................   15

                                      PART I


ITEM 1.  FINANCIAL STATEMENTS

                       DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS

                                 (Dollars in thousands)

                                                 June 30,          December 31,
                                                   1999               1998
                                                (Unaudited)
                                               ------------     -----------------
 ASSETS

 CURRENT ASSETS:
     Cash and cash equivalents                  $   3,976       $   3,818
     Receivables, net of allowance for doubtful
       accounts of $341 and $597
         Trade                                     27,601          24,201
         Marketing and advertising                  3,862           7,407
         Other                                      2,650           2,715
     Inventories, at cost                          19,701          16,149
     Shells, tanks and pallets                      6,216           6,378
     Prepaid expenses and other                     2,936           1,783
     Deferred income taxes                          4,628           4,186
                                                ---------       ---------
         Total current assets                      71,570          66,637
                                                ---------       ---------

 PROPERTY AND EQUIPMENT:
     Land                                           4,662           4,662
     Buildings and improvements                    19,562          18,732
     Machinery and equipment                      101,532          94,621
                                                ---------       ---------
                                                  125,756         118,015
     Less accumulated depreciation                (60,190)        (56,476)
                                                ---------       ---------
                                                   65,566          61,539
                                                ---------       ---------

 OTHER ASSETS:
     Cost of franchises in excess of net assets
      acquired, net of accumulated amortization
      of $56,123 and $54,300                      107,169         108,992
     Deferred income taxes                         21,169          21,071
     Deferred financing costs and other            15,134          13,413
                                                ---------       ---------
                                                  143,472         143,476
                                                ---------       ---------
                                                 $280,608        $271,652
                                                ---------       ---------
                                                ---------       ---------



      The accompanying notes are an integral part of these balance sheets.

                      DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                                       (CONTINUED)

                       (Dollars in thousands, except share data)

                                                                          June 30,              December 31,
                                                                            1999                    1998
                                                                         (Unaudited)
                                                                      -----------------       -----------------
 LIABILITIES AND SHAREHOLDER'S EQUITY

 CURRENT LIABILITIES:
     Current maturities of long-term debt
       and other liabilities                                             $       149             $       240
     Accounts payable                                                         16,087                  14,038
     Accrued liabilities                                                      17,433                  16,274
                                                                         -----------             -----------
         Total current liabilities                                            33,669                  30,552
                                                                         -----------             -----------

 LONG-TERM DEBT AND OTHER LIABILITIES                                        186,513                 180,490

 MINORITY INTEREST                                                             3,563                   3,600

 SHAREHOLDERS' EQUITY:
   Preferred stock:
       Series AA, $5,000 stated value, 30,000 shares
        authorized, 6,344.99 and 6,158.84 shares
         issued and outstanding                                               31,725                  30,794
   Common stock:
       Voting, $.01 par value, 60,000 shares authorized,
        20,301.87 shares issued and outstanding                                  ---                     ---
       Nonvoting, $.01 par value, 35,000 shares authorized,
        32,949.93 shares issued and outstanding                                  ---                     ---
   Additional paid-in capital                                                115,765                 115,765
   Accumulated deficit                                                       (90,626)                (89,547)
   Deferred compensation                                                          (1)                     (2)
                                                                         -----------             -----------
                                                                              56,863                  57,010
                                                                         -----------             -----------
                                                                         $   280,608             $   271,652
                                                                         -----------             -----------
                                                                         -----------             -----------



       The accompanying notes are an integral part of these balance sheets.

                      DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Unaudited

                               (Dollars in thousands)

                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                   ----------------------------     ---------------------------
                                                       1999            1998             1999            1998
                                                   -----------       --------       ------------      ---------
OPERATIONS:
     Net sales                                         $ 96,487        $ 96,045       $ 177,742       $ 171,778
     Cost of sales                                       65,677          65,867         121,979         119,259
                                                      ---------       ---------       ---------       ---------
         Gross profits                                   30,810          30,178          55,763          52,519

     Selling, general and administrative
       expenses                                          22,739          22,369          44,595          43,368
     Amortization of franchise costs and other
       intangibles                                          912             912           1,824           1,824
                                                      ---------       ---------       ---------       ---------
         Operating income                                 7,159           6,897           9,344           7,327
                                                      ---------       ---------       ---------       ---------

OTHER EXPENSES:
     Interest                                             4,908           4,718           9,618           9,358
     Other, net                                              61               3              74              57
                                                      ---------       ---------       ---------       ---------
                                                          4,969           4,721           9,692           9,415
                                                      ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE INCOME
 TAXES AND MINORITY INTEREST                              2,190           2,176            (348)         (2,088)

     Income tax (provision) benefit                      (4,152)         (1,430)            129           1,264
     Minority interest, net of taxes                       (117)            (77)             71             214
                                                      ---------       ---------       ---------       ---------

NET INCOME (LOSS)                                     $  (2,079)      $     669       $    (148)      $    (610)
                                                      ---------       ---------       ---------       ---------
                                                      ---------       ---------       ---------       ---------



      The accompanying notes are an integral part of these statements.

                        DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED JUNE 30

                                       Unaudited

                                 (Dollars in thousands)

                                                                               1999                   1998
                                                                         ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $        (148)         $        (610)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
         Depreciation and amortization                                           7,625                  6,558
         Non-cash interest on long-term debt                                     3,138                  2,879
         Change in deferred income taxes                                          (540)                (1,076)
         Minority interest, before taxes                                           (37)                  (258)
         Net expense under deferred compensation plans                              64                    529
         Changes in current assets and liabilities:
           Receivables                                                             210                 (3,573)
           Inventories                                                          (3,552)                    41
           Shells, tanks and pallets                                               162                    (50)
           Prepaid expenses and other                                           (1,153)                (2,058)
           Accounts payable and accrued liabilities                              3,067                  5,992
                                                                            ------------           ------------
         Net cash provided by operating activities                               8,836                  8,374
                                                                            ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                       (8,630)               (10,928)
     Payments for exclusive beverage pouring rights                             (3,182)                (2,164)
     Proceeds from sales of property and equipment                                  41                     37
     Other                                                                         (26)                   (21)
                                                                            ------------           ------------
         Net cash used in investing activities                                 (11,797)               (13,076)
                                                                            ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under revolving line of credit                                  13,800                 10,000
     Payments on revolving line of credit                                      (10,500)                (4,500)
     Principal payments on long-term debt and other liabilities                   (181)                  (141)
     Cash distribution to minority interest holder                                 ---                   (342)
                                                                            ------------           ------------
         Net cash provided by financing activities                               3,119                  5,017
                                                                            ------------           ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            158                    315
CASH AND CASH EQUIVALENTS, beginning of period                                   3,818                  4,680
                                                                            ------------           ------------
CASH AND CASH EQUIVALENTS, end of period                                    $    3,976             $    4,995
                                                                            ------------           ------------
                                                                            ------------           ------------



         The accompanying notes are an integral part of these statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  Unaudited

1.       BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements of Delta Beverage Group, Inc. ("Delta," a Delaware corporation) and subsidiary (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) which are considered necessary for a fair presentation of financial position, results of operations and cash flows as of June 30, 1999, and for all interim periods presented. These condensed interim financial statements do not include all of the financial information and disclosures required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended December 31, 1998. Also, the results of operations for the interim periods presented may not be indicative of the results for the entire year.

2.       PREFERRED STOCK:

         Authorized preferred stock consists of 30,000 designated Series AA preferred shares. Series AA preferred shareholders receive cumulative dividends at an annual rate of 6% based on the $5,000 stated value per share. Dividends are paid quarterly in cash or in additional shares of Series AA preferred stock. During the six months ended June 30, 1999, the Company issued additional preferred shares as payment-in-kind dividends on preferred stock of approximately $0.9 million. The additional preferred shares are included in shareholders' equity as of June 30, 1999.

3.       LONG-TERM DEBT AND OTHER LIABILITIES:

         The Company maintains subordinated notes payable due in December 2003. Interest on the subordinated notes is due semi-annually on April 1 and October 1, and may be paid in cash or, at the option of the Company, by the issuance of additional subordinated notes ("PIK Notes"). The PIK Notes bear interest at 11% or 15% depending upon whether the terms of the note agreement would have permitted the Company to pay any portion of the interest in cash. During the six months ended June 30, 1999, the Company issued additional subordinated notes of approximately $2.7 million. These additional notes bear interest at 11% and are included in long-term debt and other liabilities in the accompanying June 30, 1999 consolidated balance sheet.

         The Company maintains a $30.0 million bank revolving line of credit which matures on December 16, 2001. The line of credit includes a swing line facility of up to $2.5 million. Swing line loans bear interest at either the base rate (defined below) or an otherwise mutually agreed upon rate of interest. Interest on remaining amounts outstanding under the line of credit bear interest, at the Company's option, at LIBOR or a defined margin over the higher of (1) the bank's prime rate or (2) the federal funds rate plus 0.5% (the "base rate"). Borrowings are limited to the sum of approximately 80% of the Company's eligible receivables and approximately 50% of the Company's eligible inventory. The line of credit also includes a $10.0 million limit for the issuance of letters of credit. Borrowings under the line are secured by the Company's accounts receivable and inventory. Borrowings outstanding under the line of credit approximated $8.9 million as of June 30, 1999, including $2.5 million under the swing line facility.

4.       INVENTORIES:

Inventories included the following (in thousands):

                                      JUNE 30,            DECEMBER 31,
                                        1999                  1998
                                     (UNAUDITED)
                                  ------------------    ------------------
         Raw materials                $     4,291          $     3,116
         Finished goods                    15,410               13,033
                                      -----------           -----------
                                      $    19,701           $   16,149
                                      -----------           -----------
                                      -----------           -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS DESCRIBES CERTAIN FACTORS AFFECTING THE RESULTS OF OPERATIONS OF DELTA BEVERAGE GROUP, INC. (THE "COMPANY") FOR THE FISCAL QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 AND ITS FINANCIAL CONDITION AS OF JUNE 30, 1999. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

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

         During the second quarter of 1999, the Company announced an agreement in principle to combine with two Pepsi-Cola bottlers, Pepsi-Cola Puerto Rico Bottling Company ("PPR") and Dakota Beverage Company, Inc. The three companies generated combined revenues in 1998 of approximately $530 million. PepsiCo, Inc. (NYSE: PEP) will hold a 24% equity interest in the combined company. The combined company will be PepsiCo's third largest anchor bottler. The Company filed a copy of the Exchange Agreement, pursuant to which it will become a subsidiary of PPR, as an exhibit to its report on Form 8-K filed on July 14, 1999. All three companies have been under common management since Pohlad Companies of Minneapolis, Minnesota purchased a controlling interest in PPR in July 1998, through a joint venture with PepsiCo. Completion of the transaction is subject to a number of conditions, including the approval of PPR's shareholders and franchisor consents.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

         Net sales, excluding contract sales, for the three months ended June 30, 1999 increased by 1.2% to $85.7 million compared to $84.8 million for the same period in 1998. The increase was due to a 4.9% increase in franchise case sales volume, primarily of the Company's take-home packages of soft drinks, offset by a decrease in average net sales pricing per franchise case of approximately 4.3%. The decrease in average selling price was due to an increase in the proportion of take-home packages as compared to total volume and an increase in support given to retailers featuring those packages. In addition, the average selling price of single serve packages of soft drinks increased as the result of continued expanded placement of marketing equipment. Contract net sales for the three months ended June 30, 1999 decreased 4.8% compared to the same period in 1998. The decrease was primarily due to a shift in sales mix volume from two liter bottles to cans. Contract net sales represented 11.1% of net sales for the three months ended June 30, 1999, compared to 11.8% of net sales for the same period in 1998. As a result of the foregoing, aggregate net sales for the three months ended June 30, 1999 increased 0.5% to $96.5 million compared to $96.0 million for the same period in 1998.

         Cost of sales for the three months ended June 30, 1999 decreased to $65.7 million compared to $65.9 million for the same period in 1998. The decrease was primarily due to lower cost of packaging and the effect of higher volume on manufacturing overhead. As a percentage of net sales, cost of sales for the three months ended June 30, 1999 decreased to 68.1% compared to 68.6% for the same period in 1998. The improved margin associated with the single-serve packages of soft drinks and the increase in soft drink franchise case sales resulted in gross profit for the three months ended June 30, 1999 of $30.8 million or 2.1% more than the gross profit of $30.2 million for the same period in 1998.

         Selling, general and administrative expenses for the three months ended June 30, 1999 increased to $22.7 million compared to $22.4 million for the same period in 1998. Selling, general and administrative expenses are comprised of selling, distribution and warehousing expenses, advertising and marketing expenses, and general and administrative expenses ("G&A"). G&A increased by $0.2 million due primarily to increased personnel and insurance costs. All expenses grew at a rate less than volume growth.

         As a result of the above factors, income from operations for the three months ended June 30, 1999 increased to $7.2 million, or 7.4% of net sales, compared to $6.9 million, or 7.2% of net sales, for the same period in 1998.

         Interest expense for the three months ended June 30, 1999 increased to $4.9 million from $4.7 million for the same period in 1998. The increase was due primarily to the additional interest associated with additional PIK Notes issued by the Company to pay the interest on the Subordinated Notes.

         The Company had income before income taxes and minority interest of $2.2 million for the three months ended June 30, 1999 which was consistent with the same period in 1998.

         The Company's effective income tax rate differs from statutory rates due to several factors. The most significant factors are the non-tax-deductibility of franchise cost amortization and separate reporting of the income tax effect of minority interest. For interim periods, income tax expense and benefit are provided at the effective rate projected for a full fiscal year.

         As a result of the foregoing factors, the Company had a net loss of $2.1 million for the three months ended June 30, 1999 compared to net income of $0.7 million for the same period in 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Net sales, excluding contract sales, for the six months ended June 30, 1999 increased by 3.5% to $157.2 million compared to $151.9 million for the same period in 1998. The increase was due primarily to a 7.5% increase in soft-drink franchise case sales. There was strong consumer demand for the Company's soft drink products in single-serve packages which was the result of expanded placement of single-serve marketing equipment. The effect of the demand for single-serve packages was, however, partially offset by the effect of competition on net pricing in the Company's take-home soft drink packages. Contract net sales for the six months ended June 30, 1999 increased 2.9% compared to the same period in 1998. As a result of the foregoing, aggregate net sales for the six months ended June 30, 1999 increased 3.5% to $177.7 million compared to $171.8 million for the same period in 1998.

         Cost of sales for the six months ended June 30, 1999 increased to $122.0 million compared to $119.3 million for the same period in 1998. The increase was due primarily to the 7.5% increase in franchise case sales as well as the higher unit cost of purchasing beer from breweries. As a percentage of net sales, cost of sales for the six months ended June 30, 1999 decreased to 68.6% compared to 69.4% for the same period in 1998. The improved margin associated with single-serve packages of soft drinks and the increase in soft drink franchise case sales resulted in gross profit for the six months ended June 30, 1999 of $55.8 million or 6.2% greater than the gross profit of $52.5 million for the same period in 1998.

         Selling, general, and administrative expenses for the six months ended June 30, 1999 increased to $44.6 million compared to $43.4 million for the same period in 1998. Selling and distribution expenses increased by $0.4 million due to the placement of equipment dedicated to single-serve packages of soft drinks. G&A increased by $0.8 million due primarily to increased personnel and insurance costs.

         As a result of the above factors, income from operations for the six months ended June 30, 1999 increased to $9.3 million, or 5.3% of net sales, from $7.3 million, or 4.3% of net sales, for the same period in 1998. The Company's operating results are affected by seasonal demand for its products which generally results in higher sales and operating income in the second and third quarters of each fiscal year.

         Interest expense for the six months ended June 30, 1999 increased to $9.6 million from $9.4 million for the same period in 1998. The increase was due primarily to the additional interest associated with additional PIK Notes issued by the Company to pay the interest on the Subordinated Notes.

         As a result of the above factors, the Company had a loss before income taxes and minority interest of $0.3 million for the six months ended June 30, 1999, compared to a loss before income taxes and minority interest of $2.1 million for the same period in 1998.

         The Company's effective income tax rate differs from statutory rates due to several factors. The most significant factors are the non-tax-deductibility of franchise cost amortization and separate reporting of the income tax effect of minority interest. For interim periods, income tax expense and benefit are provided at the effective rate projected for a full fiscal year.

         As a result of the foregoing factors, the Company had a net loss of $0.1 million for the six months ended June 30, 1999, compared to a net loss of $0.6 million for the same period in 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company is highly leveraged, although there are no significant reductions in debt scheduled before December 2003. The Company's principal use of funds until 2003 will be the payment of interest and investment in capital assets and strategic acquisitions. It is expected that the Company's primary sources of funds for its future activities will be funds from operations. While the Company does not currently anticipate utilizing the funds available under its credit agreement for other than seasonal working capital requirements, such funds may be used to augment operating cash flow. Pursuant to the credit agreement, the Company has a borrowing capacity of up to $30.0 million, including $10.0 million available for the issuance of letters of credit. At June 30, 1999, letters of credit of $8.5 million had been issued and $8.9 million had been drawn on the line of credit for seasonal working capital requirements. The credit facility will mature in 2001.

         The Company had cash of $4.0 million and working capital of $34.1 million at June 30, 1999, compared to cash of $3.8 million and working capital of $32.5 million at December 31, 1998. Working capital represents current assets (excluding cash and cash equivalents) less current liabilities (excluding current maturities of long-term debt and other long-term liabilities).

         The $0.2 million increase in cash from December 31, 1998 to June 30, 1999 resulted from net cash provided by operations of $8.8 million, augmented by $3.1 million provided by net financing activities, less cash used by investing activities of $11.8 million. The cash provided by operations was net of a $1.6 million increase in working capital. In the same period in 1998, cash increased by $0.3 million resulting from net cash provided by operations of $8.4 million and from net financing activities of $5.0 million less cash used by investing activities of $13.1 million.

         Cash used in investing activities of $11.8 million in the six months ended June 30, 1999 represented a $1.3 million decrease from cash used in the same period of 1998. The higher amount in 1998 was primarily for marketing equipment related to single-serve packages of soft drinks.

         Financing activities in the six months ended June 30, 1999 provided $3.1 million in net cash, which represented a $1.9 million decrease over the $5.0 million in net cash provided in the same period of 1998. This decrease in net cash provided resulted primarily from credit agreement advances of approximately $7.0 million less credit agreement payments of approximately $4.5 million. The lower level of capital expenditures required less reliance on the credit agreement in 1999.

         Management believes that the Company's production facilities will be sufficient to meet anticipated unit growth for the next several years. Accordingly, management anticipates that capital expenditures with respect to such facilities will consist of expenditures to maintain operating efficiency. Capital expenditures will be required primarily for the Company's automobile and truck fleet, vending machines, and routine plant, bottling, and canning equipment additions or maintenance. During the six months ended June 30, 1999 and 1998, capital expenditures totaled $8.6 million and $10.9 million, respectively. The Company anticipates that capital expenditures will total approximately $12.5 million for fiscal year 1999.

         Management believes that the Company's future operating activities will generate sufficient cash flows to repay borrowings under the credit agreement as they become due and payable. However, based on such anticipated operating results, management does not expect that the Company's future operating activities will generate sufficient cash flows to repay in their entirety its Senior Notes payable (with a balance of $120.0 million at June 30, 1999) at their maturity on December 15, 2003. While management believes that the Company will be able to refinance the Senior Notes at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

         The Company has Subordinated Notes payable with a balance of $51.2 million at June 30, 1999 and which mature on December 23, 2003. However, the maturity of the Subordinated Notes can be extended to December 23, 2004 and then to December 23, 2005, if any debt incurred to refinance the Company's 1993 Senior Notes is then outstanding. The Subordinated Notes have an interest rate of 11.0% which can be paid under certain conditions with PIK Notes. Management expects those conditions will exist at least until December 1999 and that it will make payments of interest in PIK Notes to conserve cash. Management does not expect that the Company's future operating activities will generate sufficient cash flows to repay the Subordinated Notes at their maturity. While management believes that the Company will be able to refinance the Subordinated Notes, including any PIK Notes, at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

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

         The Company uses outside vendors to supply its most significant data processing software. These vendors have indicated their products are Year 2000 compliant or will be Year 2000 compliant by year end. The Company also relies on third party suppliers for raw materials. The Company has contacted each of its critical suppliers to assess their readiness and to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Due to delays in receiving responses from suppliers, the Company now expects this effort to be completed by September 30, 1999.

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

DISCLOSURES ABOUT MARKET RISK

         The Company uses financial instruments, including fixed and variable rate debt, to finance operations, for capital expenditures and for general corporate purposes. The Company's exposure to market risk for changes in interest rates relates primarily to short and long term debt obligations. The Company does not use derivative financial instruments or engage in trading activities. There have been no significant changes in the Company's exposure to market risk for changes in interest rates during the six months ended June 30, 1999.

                                 PART II

ITEM 6.  EXHIBITS AND REPORTS OR FORM 8-K

         (a)  Exhibit 27.1 - Financial Data Schedule

         (b) The Company filed the following report on Form 8-K with the SEC during the quarter for which this report is filed:

              1. The Company's Current Report on Form 8-K, filed on June 28, 1999, relating to the agreement in principle to combine with Pepsi-Cola Puerto Rico Bottling Company.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 1999.


                                  DELTA BEVERAGE GROUP, INC.



                                  By:      /S/ JOHN F. BIERBAUM
                                        ----------------------------
                                        John F. Bierbaum
                                        Chief Financial Officer

                               EXHIBIT INDEX

          EXHIBIT
          NUMBER   DESCRIPTION
          ------   -----------
          27.1     Financial Data Schedule