Form 10-Q
period 1999-09-30
DELTA BEVERAGE GROUP INC
filed 1999-11-15
CIK 1029557

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999




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


As of November 15, 1999, the issuer had outstanding: (i) 6,440.17 shares of Series AA Preferred Stock, $5,000 stated value; (ii) 20,301.87 shares of voting Common Stock, $0.01 par value; and (iii) 32,949.93 shares of nonvoting Common Stock, $0.01 par value.

                               TABLE OF CONTENTS


                                                                                                          PAGE NO.
                                                                                                          ---------
PART I
    ITEM 1.   FINANCIAL STATEMENTS .....................................................................          2
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ......................................................          8
    ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...............................         14

PART II.
    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .........................................................         15


                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)



                                                          September 30,       December 31,
                                                              1999                1998
                                                          (Unaudited)
                                                          -------------       ------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                            $   4,693           $   3,818
      Receivables, net of allowance for doubtful
        accounts of $1,139 and $597
           Trade                                              27,192              24,201
           Marketing and advertising                          10,075               7,407
           Other                                               2,770               2,715
      Inventories, at cost                                    19,663              16,149
      Shells, tanks and pallets                                6,204               6,378
      Prepaid expenses and other                               4,084               1,783
      Deferred income taxes                                    4,710               4,186
                                                           ---------           ---------
           Total current assets                               79,391              66,637
                                                           ---------           ---------
PROPERTY AND EQUIPMENT:
      Land                                                     4,662               4,662
      Buildings and improvements                              19,730              18,732
      Machinery and equipment                                102,548              94,621
                                                           ---------           ---------
                                                             126,940             118,015
      Less accumulated depreciation                          (62,216)            (56,476)
                                                           ---------           ---------
                                                              64,724              61,539
                                                           ---------           ---------
OTHER ASSETS:
      Cost of franchises in excess of net assets
        acquired, net of accumulated amortization
        of $57,035 and $54,300                               106,257             108,992
      Deferred income taxes                                   19,935              21,071
      Deferred financing costs and other                      25,699              13,413
                                                           ---------           ---------
                                                             151,891             143,476
                                                           ---------           ---------
                                                           $ 296,006           $ 271,652
                                                           ---------           ---------
                                                           ---------           ---------


      The accompanying notes are an integral part of these balance sheets.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         September 30,       December 31,
                                                                             1999               1998
                                                                          (Unaudited)
                                                                         -------------       ------------
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt                               $     152           $     240
      Accounts payable                                                      17,191              14,038
      Accrued liabilities                                                   25,143              16,274
                                                                         ---------           ---------
           Total current liabilities                                        42,486              30,552
                                                                         ---------           ---------
LONG-TERM DEBT AND OTHER LIABILITIES                                       193,472             180,490
MINORITY INTEREST                                                            3,453               3,600
SHAREHOLDER'S EQUITY:
      Preferred stock:
           Series AA, $5,000 stated value, 30,000 shares
             authorized, 6,440.17 and 6,158.84 shares
             issued and outstanding                                         32,201              30,794
      Common stock:
           Voting, $.01 par value, 60,000 shares authorized,
             20,301.87 shares issued and outstanding                           ---                 ---
           Nonvoting, $.01 par value, 35,000 shares authorized,
             32,949.93 shares issued and outstanding                           ---                 ---
      Additional paid-in capital                                           115,765             115,765
      Accumulated deficit                                                  (91,371)            (89,547)
      Deferred compensation                                                    ---                  (2)
                                                                         ---------           ---------
                                                                            56,595              57,010
                                                                         ---------           ---------
                                                                         $ 296,006           $ 271,652
                                                                         ---------           ---------
                                                                         ---------           ---------





      The accompanying notes are an integral part of these balance sheets.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                             (DOLLARS IN THOUSANDS)

                                                                      Three Months Ended                Nine Months Ended
                                                                         September 30                      September 30
                                                                 -------------------------------    ------------------------
                                                                       1999             1998           1999         1998
                                                                 --------------    -----------      ---------    ----------
OPERATIONS:
      Net sales                                                   $  97,466        $  94,129        $ 275,208    $ 265,907
      Cost of sales                                                  66,786           65,300          188,765      184,559
                                                                  ---------        ---------        ---------    ---------
           Gross profit                                              30,680           28,829           86,443       81,348

      Selling, general and administrative expenses                   24,077           21,751           68,672       65,119
      Amortization of franchise costs and other intangibles             912              912            2,736       2,736
                                                                  ---------        ---------        ---------    ---------
           Operating income                                           5,691            6,166           15,035       13,493
                                                                  ---------        ---------        ---------    ---------
OTHER EXPENSES:
      Interest                                                        4,844            4,715           14,462       14,073
      Other, net                                                         47               69              121          126
                                                                  ---------        ---------        ---------    ---------
                                                                      4,891            4,784           14,583       14,199
                                                                  ---------        ---------        ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                 800            1,382              452         (706)
      Income tax provision                                           (1,161)          (1,309)          (1,032)         (45)
      Minority interest, net of taxes                                    92                2              163          216
                                                                  ---------        ---------        ---------    ---------
NET INCOME (LOSS)                                                 $    (269)       $      75        $    (417)    $   (535)
                                                                  ---------        ---------        ---------    ---------
                                                                  ---------        ---------        ---------    ---------










        The accompanying notes are an integral part of these statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                    UNAUDITED

                             (DOLLARS IN THOUSANDS)

                                                                                 1999               1998
                                                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                               $   (417)          $   (535)
      Adjustments to reconcile net loss to net cash provided by
        operating activities:
           Depreciation and amortization                                       11,393             10,130
           Non-cash interest on long-term debt                                  4,741              4,348
           Change in deferred income taxes                                        612               (229)
           Minority interest, before taxes                                       (147)              (219)
           Net expense under deferred compensation plans                          ---                482
           Changes in current assets and liabilities:
             Receivables                                                          (75)            (3,964)
             Inventories                                                       (3,514)               (22)
             Shells, tanks and pallets                                            174               (173)
             Prepaid expenses and other                                        (3,613)            (1,524)
             Accounts payable and accrued liabilities                           8,565              6,366
                                                                             --------           --------
           Net cash provided by operating activities                           17,719             14,660
                                                                             --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                    (10,087)           (12,850)
      Payments for exclusive beverage pouring rights and other                 (5,374)            (4,527)
      Proceeds from sales of property and equipment                                90                196
      Other                                                                       (49)                (6)
                                                                             --------           --------
           Net cash used in investing activities                              (15,420)           (17,187)
                                                                             --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under revolving line of credit                                17,300             12,000
      Payments on revolving line of credit                                    (18,500)            (8,500)
      Principal payments on long-term debt and other liabilities                 (224)              (202)
      Cash distribution to minority interest holder                               ---               (608)
                                                                             --------           --------
           Net cash (used in) provided by financing activities                 (1,424)             2,690
                                                                             --------           --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                           875                163
CASH AND CASH EQUIVALENTS, beginning of period                                  3,818              4,680
                                                                             --------           --------
CASH AND CASH EQUIVALENTS, end of period                                     $  4,693           $  4,843
                                                                             --------           --------
                                                                             --------           --------






        The accompanying notes are an integral part of these statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1999
                                    Unaudited

1.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Delta Beverage Group, Inc. (a Delaware corporation) and subsidiary (collectively, the "Company" or "Delta") have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) which are considered necessary for a fair presentation of financial position, results of operations and cash flows as of September 30, 1999, and for all interim periods presented. These condensed interim financial statements do not include all of the financial information and disclosures required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended December 31, 1998. Also, the results of operations for the interim periods presented may not be indicative of the results for the entire year.

2.   COMBINATION OF INTERESTS:

On June 28, 1999, the shareholders of Delta and Dakota Beverage Company, Inc. ("Dakota") entered into share exchange agreements with a related party entity, Pepsi-Cola Puerto Rico Bottling Company ("PPR"). On October 1, 1999, PPR's shareholders approved the issuance of shares as outlined in the exchange agreements, as well as an amendment to PPR's certificate of incorporation changing PPR's name to PepsiAmericas, Inc ("PAS"). On October 15, 1999, PAS issued shares of its Class B Common Stock in connection with the acquisitions of Delta and Dakota pursuant to the exchange agreements, including 18,310,006 shares to the common shareholders of Delta. Prior to the issuance of PAS stock to the Delta and Dakota shareholders, PAS, Delta and Dakota shared common ownership and were under the common control of Pohlad Companies. Pohlad Companies continues to be a controlling shareholder of PAS. The combination will be accounted for as a merger of entities under common control.

3.   PREFERRED STOCK:

Authorized preferred stock consists of 30,000 designated Series AA preferred shares. Series AA preferred shareholders receive cumulative dividends at an annual rate of 6% based on the $5,000 stated value per share. Dividends are paid quarterly in cash or in additional shares of Series AA preferred stock. During the nine months ended September 30, 1999, the Company issued additional preferred shares as payment-in-kind dividends on preferred stock of approximately $1.4 million. The additional preferred shares are included in shareholders' equity as of September 30, 1999.

4. LONG-TERM DEBT AND OTHER LIABILITIES:

The Company maintains subordinated notes payable due in December 2003. Interest on the subordinated notes is due semi-annually on April 1 and October 1, and may be paid in cash or, at the option of the Company, by the issuance of additional subordinated notes ("PIK Notes"). The PIK Notes bear interest at 11% or 15% depending upon whether the terms of the note agreement would have permitted the Company to pay any portion of the interest in cash. During the nine months ended September 30, 1999, the Company issued additional subordinated notes of approximately $2.7 million. These additional notes bear interest at 11% and are included in long-term debt and other liabilities in the accompanying September 30, 1999 consolidated balance sheet.

The Company maintains a $30.0 million bank revolving line of credit which matures on December 16, 2001. The line of credit includes a swing line facility of up to $2.5 million. Swing line loans bear interest at either the base rate (defined below) or an otherwise mutually agreed upon rate of interest. Interest on remaining amounts outstanding under the line of credit bear interest, at the Company's option, at LIBOR or a defined margin over the higher of (1) the bank's prime rate or (2) the federal funds rate plus 0.5% (the "base rate"). Borrowings are limited to the sum of approximately 80% of the Company's eligible receivables and approximately 50% of the Company's eligible inventory. The line of credit also includes a $10.0 million limit for the issuance of letters of credit. Borrowings under the line are secured by the Company's accounts receivable and inventory. Borrowings outstanding under the line of credit approximated $4.4 million as of September 30, 1999, including $2.5 million under the swing line facility.

In October 1999, subsequent to the share exchange transaction described in
Note 2, PAS entered into a new credit facility on behalf of the combined group. Delta's subordinated notes, including PIK notes, and its borrowings under the revolving line of credit were refinanced and retired by the new credit facility.

5.   INVENTORIES:

Inventories included the following (in thousands):


                                    SEPTEMBER 30,
                                         1999              DECEMBER 31,
                                     (UNAUDITED)               1998
                                   --------------        --------------
         Raw materials             $        4,830        $        3,116
         Finished goods                    14,833                13,033
                                   --------------        --------------
                                   $       19,663        $       16,149
                                   --------------        --------------
                                   --------------        --------------



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS DESCRIBES CERTAIN FACTORS AFFECTING THE RESULTS OF OPERATIONS OF DELTA BEVERAGE GROUP, INC. (THE "COMPANY" OR "DELTA") FOR THE FISCAL QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND ITS FINANCIAL CONDITION AS OF SEPTEMBER 30, 1999. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

CERTAIN OF THE NON-HISTORICAL STATEMENTS IN THE FOLLOWING DISCUSSION CONSTITUTE FORWARD-LOOKING STATEMENTS WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. VARIOUS FACTORS MAY CAUSE ACTUAL RESULTS OF OPERATIONS AND FINANCIAL CONDITION TO VARY SIGNIFICANTLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENT MADE HEREIN OR IN OTHER REPRESENTATIONS MADE BY THE COMPANY'S MANAGEMENT OR BY OTHERS ON BEHALF OF THE COMPANY. PLEASE REFER TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 FOR A DESCRIPTION OF THE FACTORS KNOWN TO THE COMPANY THAT MAY CAUSE ACTUAL RESULTS TO VARY.

GENERAL BUSINESS OVERVIEW

Delta Beverage Group, Inc., a Delaware corporation, has accomplished a number of business combinations over the last ten years, the most significant of which have been (i) combining in 1992 its PepsiCo based sales operation in southern Louisiana with a Seven-UP based sales operation in the same territory through a joint venture in which the Company is majority owner and managing venturer and (ii) acquiring in April 1995 the distribution rights for Miller products in a significant portion of the joint venture territory.

During the third quarter of 1999, the Company announced the entry by its shareholders into an exchange agreement which would result in the combination of Delta with two Pepsi-Cola bottlers, PepsiAmericas, Inc. (formerly Pepsi-Cola Puerto Rico Bottling Company) ("PAS") and Dakota Beverage Company, Inc. The three companies generated combined revenues in 1998 of approximately $530 million. Such transactions were consummated during the fourth quarter of 1999 with PAS remaining as the surviving company. PepsiCo, Inc. (NYSE: PEP) holds a 24% equity interest in the combined company. The combined company is PepsiCo's third largest anchor bottler. The Company has described this transaction in detail in its current reports on Form 8-K.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

Net sales, excluding contract sales, for the three months ended September 30, 1999 increased by 3.9% to $86.0 million compared to $82.8 million for the same period in 1998. The increase was due to a 5.3% increase in franchise case sales volume, primarily of the Company's take-home packages of soft drinks, offset by a decrease in average net sales pricing per franchise case of approximately 4.3%. The decrease in average net selling price was due to an increase in the proportion of take-home packages as compared to total volume and an increase in support given to retailers featuring those packages. However, the average selling price of single serve packages of soft drinks increased as the result of continued expanded placement of marketing equipment. Contract net sales for the three months ended September 30, 1999 increased 2.3%, as compared to the same period in 1998. Contract net sales represented 11.6% of net sales for the three months ended September 30, 1999, compared to 11.8% of net sales for the same period in 1998. As a result of the foregoing, aggregate net sales for the three months ended September 30, 1999 increased 3.6% to $97.5 million compared to $94.1 million for the same period in 1998.

Cost of sales for the three months ended September 30, 1999 increased to $66.8 million compared to $65.3 million for the same period in 1998. The rate of increase was less than the rate of increase in franchise case sales. As a percentage of net sales, cost of sales for the three months ended September 30, 1999 decreased to 68.5% compared to 69.4% for the same period in 1998. Gross profit for the three months ended September 30, 1999 was $30.7 million or 6.4% more than the gross profit of $28.8 million for the same period in 1998. The improvement in gross margin return on sales was due to the effect of higher volume on manufacturing overhead and the higher margins on single-serve packages resulting from the increase in average net selling price for those packages.

Selling, general and administrative expenses for the three months ended September 30, 1999 increased to $24.1 million compared to $21.8 million for the same period in 1998. Selling, general and administrative expenses are comprised of selling, distribution and warehousing expenses, advertising and marketing expenses, and general and administrative expenses ("G&A"). Expenses other than G&A grew at a rate less than or equal to volume growth. G&A increased due primarily to increased litigation costs and a provision for a potentially uncollectable receivable from a customer that unexpectedly sought bankruptcy protection. These items were approximately $1.3 million in aggregate.

As a result of the above factors, income from operations for the three months ended September 30, 1999 decreased to $5.7 million, or 5.8% of net sales, compared to $6.2 million, or 6.6% of net sales, for the same period in 1998.

Interest expense for the three months ended September 30, 1999 increased to $4.8 million from $4.7 million for the same period in 1998. The increase was due primarily to the additional interest associated with additional PIK Notes issued by the Company to pay the interest on the Subordinated Notes.

The Company had income before income taxes and minority interest of $0.8 million for the three months ended September 30, 1999 compared to $1.4 million for the same period in 1998.

The Company's effective income tax rate differs from statutory rates due to several factors. The most significant factors are the non-tax-deductibility of franchise cost amortization and separate reporting of the income tax effect of minority interest. For interim periods, income tax expense and benefit are provided at the effective rate projected for a full fiscal year.

As a result of the foregoing factors, the Company had a net loss of $0.3 million for the three months ended September 30, 1999 compared to net income of $0.1 million for the same period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net sales, excluding contract sales, for the nine months ended September 30, 1999 increased by 3.6% to $243.0 million compared to $234.6 million for the same period in 1998. The increase was due primarily to a 6.7% increase in soft-drink franchise case sales (primarily of take-home packages of soft-drinks) less the effect of a 3.0% decrease in average net sales pricing per franchise case. The decrease in average net selling price was due to an increase in the proportion of take-home packages as compared to total volume and an increase in support given to retailers featuring those packages. However, this impact was partially offset by an increase in the average selling price of single-serve packages of soft-drinks. Contract net sales for the nine months ended September 30, 1999 increased 2.8% compared to the same period in 1998. As a result of the foregoing, aggregate net sales for the nine months ended September 30, 1999 increased 3.5% to $275.2 million compared to $265.9 million for the same period in 1998.

Cost of sales for the nine months ended September 30, 1999 increased to $188.8 million compared to $184.6 million for the same period in 1998. The rate of increase was less than the rate of increase in franchise case sales. As a percentage of net sales, cost of sales for the nine months ended September 30, 1999 decreased to 68.6% compared to 69.4% for the same period in 1998. Gross profit for the nine months ended September 30, 1999 was $86.4 million or 6.3% greater than the gross profit of $81.3 million for the same period in 1998. The improvement in gross margin return on sales was due to the effect of higher volume on manufacturing overhead and the higher margins on single-serve packages resulting from the increase in average net selling price for those packages.

Selling, general, and administrative expenses for the nine months ended September 30, 1999 increased to $68.7 million compared to $65.1 million for the same period in 1998. Expenses other than G&A grew at a rate less than or equal to volume growth. G&A increased due primarily to increased litigation costs and a provision for a potentially uncollectable receivable from a customer that unexpectedly sought bankruptcy protection. These items were approximately $1.3 million in aggregate.

As a result of the above factors, income from operations for the nine months ended September 30, 1999 increased to $15.0 million, or 5.5% of net sales, from $13.5 million, or 5.1% of net sales, for the same period in 1998. The Company's operating results are affected by seasonal demand for its products which generally results in higher sales and operating income in the second and third quarters of each fiscal year.

Interest expense for the nine months ended September 30, 1999 increased to $14.5 million from $14.1 million for the same period in 1998. The increase was due primarily to the additional interest associated with additional PIK Notes issued by the Company to pay the interest on the Subordinated Notes.

As a result of the above factors, the Company had income before income taxes and minority interest of $0.5 million for the nine months ended September 30, 1999, compared to a loss before income taxes and minority interest of $0.7 million for the same period in 1998.

The Company's effective income tax rate differs from statutory rates due to several factors. The most significant factors are the non-tax-deductibility of franchise cost amortization and separate reporting of the income tax effect of minority interest. For interim periods, income tax expense and benefit are provided at the effective rate projected for a full fiscal year.

As a result of the foregoing factors, the Company had a net loss of $0.4 million for the nine months ended September 30, 1999, compared to a net loss of $0.5 million for the same period in 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged, although there are no significant reductions in debt scheduled before December 2003. The Company's principal use of funds until 2003 will be the payment of interest and investment in capital assets and strategic acquisitions. It is expected that the Company's primary sources of funds for its future activities will be funds from operations. While the Company does not currently anticipate utilizing the funds available under its credit agreement for other than seasonal working capital requirements, such funds may be used to augment operating cash flow. Pursuant to the credit agreement, the Company has a borrowing capacity of up to $30.0 million, including $10.0 million available for the issuance of letters of credit. At September 30, 1999, letters of credit of $8.5 million had been issued and $4.4 million had been drawn on the line of credit for seasonal working capital requirements. The credit facility will mature in 2001.

In October 1999, subsequent to the share exchange transaction described above, PAS entered into a new credit facility on behalf of the combined group. Delta's subordinated notes, including PIK notes, and its borrowings under the revolving line of credit were refinanced and retired by the new credit facility.

The Company had cash of $4.7 million and working capital of $32.4 million at September 30, 1999, compared to cash of $3.8 million and working capital of $32.5 million at December 31, 1998. Working capital represents current assets (excluding cash and cash equivalents) less current liabilities (excluding current maturities of long-term debt and other long-term liabilities).

The $0.9 million increase in cash from December 31, 1998 to September 30, 1999 resulted from net cash provided by operations of $17.7 million, less $1.4 million used by net financing activities, less cash used by investing activities of $15.4 million. In the same period in 1998, cash increased by $0.2 million resulting from net cash provided by operations of $14.7 million and from net financing activities of $2.7 million less cash used by investing activities of $17.2 million.

Cash used in investing activities of $15.4 million in the nine months ended September 30, 1999 represented a $1.8 million decrease from cash used in the same period of 1998. The higher amount in 1998 was primarily for marketing equipment related to single-serve packages of soft drinks.

Financing activities in the nine months ended September 30, 1999 used $1.4 million in net cash, which represented a $4.1 million increase over the $2.7 million in net cash provided in the same period of 1998. This increase in net cash used resulted primarily from net credit agreement payments of approximately $1.2 million, compared to net credit agreement borrowing of $3.5 million for the same period in 1998. The lower level of capital expenditures and greater cash provided by operating activities required less reliance on the credit agreement in 1999.

Management believes that the Company's production facilities will be sufficient to meet anticipated unit growth for the next several years. Accordingly, management anticipates that capital expenditures with respect to such facilities will consist of expenditures to maintain operating efficiency. Capital expenditures will be required primarily for the Company's automobile and truck fleet, vending machines, and routine plant, bottling, and canning equipment additions or maintenance. During the nine months ended September 30, 1999 and 1998, capital expenditures totaled $10.1 million and $12.9 million, respectively. The Company anticipates that capital expenditures will total approximately $12.5 million for fiscal year 1999.

Based on the Company's anticipated operating results, management does not expect that the Company's future operating activities will generate sufficient cash flows to repay in their entirety its Senior Notes payable (with a balance of $120.0 million at September 30, 1999) at their maturity on December 15, 2003. While management believes that the Company will be able to refinance the Senior Notes at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

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

STATE OF READINESS

PepsiCo distributed to its franchisees its Year 2000 compliance plan, which the Company used as a framework for the development and implementation of its own Year 2000 compliance. The Company evaluated its information technology ("IT") systems for Year 2000 compliance. The Company also assessed its non-IT systems (i.e. embedded technology such as microprocessors in manufacturing and other equipment). The Company has completed its assessment of the IT and non-IT systems.

The Company has finished modifying both IT and non-IT systems to make them Year 2000 compliant. In instances where modifications have been completed or were not required, the Company has tested the systems to ensure Year 2000 compliance.

The Company uses outside vendors to supply its most significant data processing software. These vendors have indicated their products are Year 2000 compliant. The Company also relies on third party suppliers for raw materials. The Company has contacted each of its critical suppliers to assess their readiness and to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Based on responses from critical suppliers to date, the Company believes that they are prepared for Year 2000.

COSTS TO ADDRESS YEAR 2000 ISSUES

The Company does not expect any additional cost relating to Year 2000 compliance issues to be material to its consolidated financial condition or results of operations. This is due, in part, to the Company's recent significant upgrades to its data communication network and key data processing hardware, all of which are Year 2000 compliant.

RISKS OF YEAR 2000 ISSUES

The Company recognizes that Year 2000 issues constitute a material known uncertainty. The Company also recognizes the importance of ensuring that Year 2000 issues will not adversely affect its operations. The Company believes that the processes described above will be effective to manage the risks associated with the problem. However, there can be no assurance that the remediation will be fully effective. The failure to identify and remediate Year 2000 issues, or the failure of key vendors, suppliers or other critical third parties who do business with the Company to timely remediate their Year 2000 issues could cause an interruption in the business operations of the Company. At this time, however, the Company does not possess information necessary to estimate the overall potential financial impact of Year 2000 compliance issues.

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

CONTINGENCY PLANS

The Company recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of its vendors and suppliers are not timely completed. The Company has developed a contingency plan and is deploying it to its locations. Such plans will include building inventories of raw materials and finished goods in advance of January 1, 2000 to protect against supply and production disruptions. As noted above the Company believes critical suppliers and key customers are acting effectively in their Year 2000 remediation efforts. Finally, the Company is working with its customers to build customer inventory levels at year-end as a contingency against company or customer Year 2000 failure.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses financial instruments, including fixed and variable rate debt, to finance operations, for capital expenditures and for general corporate purposes. The Company's exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations. The Company does not use derivative financial instruments or engage in trading activities. There have been no significant changes in the Company's exposure to market risk for changes in interest rates during the nine months ended September 30, 1999.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27.1 - Financial Data Schedule
(b) The Company filed the following report on Form 8-K with the SEC during the quarter for which this report is filed:
         1. The Company's Current Report on Form 8-K, filed on July 14, 1999, relating to the entry by the Company's shareholders into an exchange agreement with PepsiAmericas, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 15, 1999.

                                     DELTA BEVERAGE GROUP, INC.



                                     By:   /s/ John F. Bierbaum
                                           ------------------------
                                           John F. Bierbaum
                                           Chief Financial Officer

                                  EXHIBIT INDEX


          EXHIBIT
           NUMBER  DESCRIPTION
          -------  ------------------------
             27.1  Financial Data Schedule