Form 10-K
period 1999-12-31
DELTA BEVERAGE GROUP INC
filed 2000-03-30
CIK 1029557

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-K

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      COMMISSION FILE NUMBER _____________


                           DELTA BEVERAGE GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                   75-2048317
   (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

                  2221 DEMOCRAT ROAD, MEMPHIS, TENNESSEE 38132
          (Address of Principal Executive Offices, including Zip Code)

                                 (901) 344-7100
              (Registrant's Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE.

As of March 15, 2000, the Registrant had outstanding: (i) 6,440.17 shares of Series AA Preferred Stock, $5,000 stated value, (ii) 20,301.87 shares of voting Common Stock, $0.01 par value, and (iii) 32,949.93 shares of nonvoting Common Stock, $0.01 par value.

-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----

PART I............................................................................................................3

    ITEM 1   BUSINESS.............................................................................................3
    ITEM 2   PROPERTIES..........................................................................................12
    ITEM 3   LEGAL PROCEEDINGS...................................................................................12
    ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................13

PART II..........................................................................................................14

    ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............................14
    ITEM 6   SELECTED FINANCIAL DATA.............................................................................15
    ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............16
    ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................27
    ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................28
    ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................46

PART III.........................................................................................................47

    ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................47
    ITEM 11  EXECUTIVE COMPENSATION..............................................................................51
    ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................53
    ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................54

PART IV..........................................................................................................56

    ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....................................56

SIGNATURES.......................................................................................................58


INDEX TO EXHIBITS................................................................................................59


                               INTRODUCTORY NOTE

         Delta Beverage Group, Inc. is required to file this report with the Securities and Exchange Commission pursuant to Section 4.16 of the Indenture between Delta Beverage Group, Inc. and Norwest Bank Minnesota, National Association dated December 17, 1996.

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

GENERAL SUMMARY

         Delta Beverage Group, Inc. (the "Company"), a Delaware corporation, is one of the largest soft drink manufacturers and distributors in the U.S., selling over 30.2 million hard cases of PepsiCo, Inc. ("PepsiCo") products and 7.5 million hard cases of other soft drinks and beverage products in 1999. PepsiCo is the second leading soft drink franchisor in the U.S., capturing approximately 29% of all carbonated soft drink sales in 1999. In 1999, net sales for the Company totaled $363.6 million and EBITDA was $28.8 million.

         During the fourth quarter of 1999, the Company's controlling stockholder completed a combination of the Company with two related party Pepsi-Cola bottlers: PepsiAmericas, Inc. (formerly Pepsi-Cola Puerto Rico Bottling Company) ("PAS") and Dakota Beverage Company, Inc. ("Dakota") (the "Merger"). The three companies generated combined revenues in 1999 of approximately $576 million. The Company and DAKBEV, LLC (formerly Dakota) became wholly owned subsidiaries of PAS. The combined company is PepsiCo's third largest U.S. based anchor bottler. The Company has described this transaction in detail on Form 8-K.

         The Company's exclusive franchise territories cover portions of Arkansas, Louisiana, Mississippi, Tennessee and Texas and include the cities of New Orleans, Memphis, Little Rock, Shreveport, Baton Rouge and Tupelo. In the aggregate, there are approximately seven million people in the Company's territories. The Company has the exclusive right within its territories to manufacture and/or distribute the products of PepsiCo, Cadbury Schweppes, Inc. ("Cadbury") and other brand owners. In addition, the Company is the largest distributor of Miller Brewing Company ("Miller") products in the state of Louisiana and has the exclusive right to distribute Miller and Heineken USA Incorporated ("Heineken") products in greater New Orleans, Louisiana. Detail on the Company's product lines is presented later in this document.

         The Company believes its success is due primarily to its ability to produce efficiently and to market and distribute effectively its national brands. The Company's products include highly recognizable trademarks, most of which are supported by considerable national advertising expenditures made by the franchisors. In 1999, for example, PepsiCo spent in excess of $295 million in national advertising to advertise PepsiCo products. Furthermore, all of the Company's territories are located in the southern region of the U.S. that historically has posted above average per capita consumption of soft drinks.

         The Company operates two soft drink production facilities, one in Collierville, Tennessee, and the other in Reserve, Louisiana, with a total annual production capacity in excess of 70 million hard cases. The Company distributes approximately 97% of its soft drink products to retail outlets through its computerized direct store delivery ("DSD") system. The Company's DSD system utilizes hand-held computer technology to receive orders from and process deliveries to the Company's customers. Through its DSD system and its 24 warehouse distribution facilities strategically located throughout its territories, the Company services and distributes products to over 32,000 retail outlets in five states. Retail customers in the Company's territories include The Kroger Company, Wal-Mart Stores, Inc., Winn-Dixie Stores, Inc. and Circle K Convenience Stores, Inc. The Company tracks its product sales daily and uses this information to plan its production, which is subject to seasonal swings in demand, and to interpret and react to changes in consumer buying patterns. This allows the Company to provide efficient and effective service to its retail customers.

         Over the last decade, the Company has broadened its product offerings through the establishment of the Joint Venture (as defined herein) as well as the acquisition of additional franchises, improved its production facilities and implemented efficient delivery systems. Moreover, the Company has better managed product discounting and driven sales mix toward higher margin products. As a result of these initiatives, for the period from 1990 to 1999, the Company's case volume and operating profit grew at compound annual rates of 105.7% and 106.2%, respectively.

         The Company issued $120.0 million (principal amount ) of 9 3/4% Senior Notes due 2003 in 1996. At the same time, the Company entered into a $30.0 million (borrowing capacity) Credit Agreement which expires December 2001. The Company believes these financing transactions have provided it with
(i) operating flexibility by extending the repayment of its debt obligations and (ii) additional cash flow for use in capital expenditures to implement the Company's strategic objectives.

         The Company was incorporated as Mid-South Bottling Company on January 29, 1985, as a Delaware corporation. The Company's executive office is located at 2221 Democrat Road, Memphis, Tennessee 38132, and its telephone number is (901) 344-7100.

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

JOINT VENTURE

         Pursuant to a Joint Venture Agreement dated September 3, 1992, as amended and restated (the "Joint Venture Agreement"), the Company and Poydras Street Investors LLC, a Louisiana limited liability company ("Poydras"), formed the Pepsi Cola/Seven-Up Beverage Group of Louisiana, a Louisiana general partnership (the "Joint Venture"). The Joint Venture distributes soft drinks in the New Orleans and Baton Rouge, Louisiana area, pursuant to franchise agreements entered into or assumed by the Joint Venture. The soft drink products distributed by the Joint Venture are supplied by the Company. The Joint Venture also distributes beer products in greater New Orleans, pursuant to distributor agreements entered into by the Joint Venture. See
" - Products" and "Certain Relationships and Related Transactions - Joint Venture."

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

         Under the terms of the Joint Venture Agreement, the Company may purchase Poydras' ownership interest at a price equal to 38.0% of the fair market value of the Joint Venture. Poydras may elect to defer the closing of any such purchase to January 2001. No similar feature exists for purchase of the Company's ownership interest by Poydras.

         The Miller distributor agreement provides that the Joint Venture cannot be owned directly or indirectly by a publicly-held company. Because the Company is owned PAS, a publicly-held company, the Company is working with Miller to resolve this ownership issue. No assurance can be given that the Company will be able to resolve this issue with Miller.

PRODUCTS

SOFT DRINKS

         The following table sets forth products of PepsiCo, Cadbury and other franchisors produced and/or distributed by the Company. The Company and/or Joint Venture packages and distributes its soft drink products in one, two, three-liter and 20-ounce PET bottles, aluminum cans in six packs, 12-packs, 20-packs and 24-packs and five gallon containers.

          PEPSICO PRODUCTS                            CADBURY PRODUCTS
          ----------------                            ----------------
               Pepsi                                         7UP
             Pepsi One                                    Diet 7UP
        Caffeine Free Pepsi                              Cherry 7UP
             Diet Pepsi                                  Canada Dry
      Caffeine Free Diet Pepsi                          Country Time
         Wild Cherry Pepsi                              Crystal Light
            Mountain Dew                                    Crush
         Diet Mountain Dew
               Slice                                   OTHER PRODUCTS
                Mug                                    --------------
            Ocean Spray                                Hawaiian Punch
             All Sport                                  Sunny Delight
              Aquafina                                     Monarch
                                                           Nugrape
   PEPSICO JOINT VENTURE PRODUCTS                          Yoo-Hoo
   ------------------------------
          Lipton Iced Teas
       Starbucks Frappuccino

BEER

         The following table sets forth products of Miller and Heineken distributed by the Joint Venture. The Joint Venture distributes its beer products in glass bottles, aluminum cans in six packs, 12-packs and 24-packs and a variety of bulk draft containers.

        MILLER PRODUCTS                             HEINEKEN PRODUCTS
        ---------------                             -----------------
          Miller Beer                                   Heineken
          Miller Lite                                 Amstel Light
      Miller Genuine Draft
        Miller High Life                             OTHER PRODUCTS
       Lowenbrau Special                             --------------
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

         Under the terms of the franchise agreements with PepsiCo, the Company is required to purchase either concentrate or syrup manufactured only by PepsiCo, at prices established by PepsiCo, for PepsiCo trademarked products. Historically, prices established by PepsiCo for its concentrates have been adjusted annually. The PepsiCo franchise agreements further provide that suppliers of bottles and crowns for PepsiCo products must be approved by PepsiCo. The franchise agreements require the Company to promote vigorously the sale of PepsiCo products in its territory, to ensure it has adequate capacity to meet demand for PepsiCo products and to advertise and promote actively PepsiCo products in its territory at its own cost. The PepsiCo franchise agreements prohibit the Company from bottling, distributing or selling any other beverage which could be confused with Pepsi-Cola. The franchise agreements remain in effect for an indefinite period of time, subject to termination with due notice by PepsiCo upon (i) the violation of any of the prescribed terms thereof, (ii) the insolvency of the Company, an assignment by the Company for the benefit of its creditors, or the failure of the Company to vacate the appointment of a receiver within 60 days thereof, or (iii) the sale, disposition, change in control or transfer of the Company's rights pursuant to the franchise agreement without the written consent of PepsiCo.

         The franchise agreements relating to soft drink products from other significant soft drink franchisors are substantially similar to the franchise agreements with PepsiCo. The territories covered by the franchise agreements for products of other franchisors generally correspond with the territories covered by the franchise agreements with PepsiCo.

BEER DISTRIBUTORSHIPS

         The Joint Venture distributes Miller products and Heineken products pursuant to distributor agreements entered into with Miller and Heineken (the "Miller Agreement" and the "Heineken Agreement," respectively). Each of the distributor agreements gives the Joint Venture exclusive rights to distribute products in its territory. The Joint Venture began distribution of Miller products pursuant to the Miller Agreement in 1995 and began distribution of Heineken products pursuant to the Heineken Agreement in 1996. The Joint Venture also distributes a small volume of beer produced by other brewers. The distributor agreements relating to these beer products are substantially similar to the Miller and Heineken Agreements. Distribution of such beer products is not material to the Company's results of operations.

         Many of the terms of the Miller and Heineken Agreements are similar. Under these agreements, product prices to the Joint Venture are determined by the brewer or importer. Historically, product prices have been adjusted annually in accordance with changes in the Consumer Price Index ("CPI"). The company who manages the distribution of the products must be approved by the brewer or importer. Any sale, disposition, change in control or transfer of the Joint Venture's rights pursuant to the distributor agreement must receive prior approval of the brewer or importer. Each of the distributor agreements remains in effect for an indefinite period of time, however, the Joint Venture may terminate its distribution agreement with either Miller or Heineken upon 90 days' prior written notice. Moreover, Miller or Heineken may terminate the Joint Venture's distribution rights in the event: (i) the Joint Venture fails to comply with any of its commitments or obligations pursuant to the distribution agreement; (ii) the Joint Venture or any of its owners is convicted of a felony; (iii) the Joint Venture engages in fraudulent conduct or substantial misrepresentation in its dealings concerning the brewer's or importer's products; (iv) the Joint Venture's federal, state or local licenses or permits for its distribution operations are revoked or suspended for more than 31 days; (v) the Joint Venture becomes insolvent, fails to pay monies due the brewer or importer, makes an assignment or attempts to make an assignment for the benefit of creditors, institutes or has instituted against it bankruptcy proceedings, dissolves or liquidates; or (vi) the Joint Venture fails to undertake a good faith effort to cure any such noncompliance. Miller reserves the right to terminate the Miller Agreement upon 30 days' notice, provided it gives notice contemporaneously to all of the other Miller distributors in the U.S. Heineken reserves the right to terminate the Heineken Agreement upon 30 days' notice, provided it gives notice contemporaneously to all of the other Heineken distributors in Louisiana.

         The Merger constituted a "change of control" under the Miller Agreement. Miller and the Joint Venture are currently negotiating structural changes that would allow the Joint Venture to continue to distribute Miller products.

SALES AND DISTRIBUTION

         The Company's products are generally sold in advance by a salesperson and then delivered within 24 hours from one of the Company's distribution facilities to the customer. The Company invested in hand-held computer technology and other hardware and software to improve customer service and delivery effectiveness. Hand-held computers allow the advance salesperson to download all order information for each customer into the Company's main computer system. The orders are electronically processed for truck loading, route dispatching and customer invoicing. Customer files are controlled with the correct wholesale price and discount for each store keeping unit. The product is delivered by a Company employee using a hand-held delivery computer. The delivery is verified by both the customer and Company employee, and a computerized invoice is printed and presented to the customer. Upon completing delivery of all orders, the driver performs a self settlement at the Company's distribution facility. The customer data is then transferred from the hand-held computer into the Company's route settlement process for verification.

         The Company operates a 1,415 vehicle fleet to support its sales and distribution operations. Maintenance and service of the fleet are provided by the Company.

SOFT DRINKS

         In 1999, approximately 55% of the Company's soft drink products were sold to supermarkets, approximately 23% to convenience stores, gas stations and small grocery stores, approximately 9% to drug stores and mass merchants, approximately 3% to third party operators and full service vending accounts and approximately 10% to other miscellaneous accounts.

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

         The Company also makes cold soft drinks available to consumers through vending machines, fountain equipment and visi-coolers. Substantially all vending machines utilized by the Company are Company-owned and provided at no cost to retail outlets or third-party operators. Company-owned vending machines are maintained and stocked by the Company. Vending machines provided to retail outlets or third-party operators are maintained by the Company and stocked by the party operating the vending machine. Fountain equipment dispenses products in convenience stores, gas stations, restaurants, bars, theaters and other similar locations. The Company sells either premix, a ready-to-use product, or postmix, a syrup product, to retailers in stainless steel or disposable containers for use in fountain equipment. Visi-coolers are generally loaned by the Company to large retail outlets and convenience stores. The Company has an installed base of approximately 11,300 visi-coolers and approximately 16,500 vending machines.

BEER

         In 1999, approximately 40% of the Joint Venture's beer products were sold to supermarkets, approximately 23% to on-premise channels such as restaurants and bars, approximately 22% to convenience stores, approximately 8% to drug stores and mass merchants and approximately 7% to other miscellaneous accounts.

         The sales and distribution process for the Joint Venture's beer business is essentially the same as for the Company's soft drinks. To maximize distribution efficiency, beer and soft drinks are loaded and delivered on the same vehicle for distribution and merchandising to large bulk customers. Kegs of beer for delivery to on-premise customers are stored in a climate-controlled refrigerated section of the Company's facilities and delivered on refrigerated route vehicles.

MARKETING

         The Company's marketing efforts are directed towards brand management, key account management, promotional activities and merchandising. The Company believes that its marketing program allows it to compete effectively in its territories.

SOFT DRINKS

         Marketing programs for each of the Company's soft drink products are coordinated with the franchisor. Advertising campaigns are developed by the franchisors on the national level and by both the Company and the franchisor on the local level. A significant portion of the Company's promotional effort focuses on price discounting and allowances, newspaper advertising and coupons. The goal of these activities is to position the Company's brands to compete effectively in the marketplace and to obtain "feature" retail advertisements and end-aisle displays in high volume retail outlets. End-aisle and secondary displays are generally limited to special promotions and advertisements designed to stimulate sales and encourage impulse purchases. As a service to customers and to better merchandise its products, the Company builds displays in conjunction with promotional programs. The displays are used to restock products in grocery stores, mass merchandise outlets and convenience stores.

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

BEER

         Marketing programs, national advertising and all television and radio advertising for the Joint Venture's beer products are provided by the brewer or importer. Marketing efforts by the Joint Venture to secure large accounts such as supermarkets and convenience stores in its territories and discount pricing of beer products are also generally supported by the brewer or importer.

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

MANUFACTURING PROCESS

         The Company produced approximately 45 million cases of soft drinks in 1999 at its two manufacturing facilities in Collierville, Tennessee, and Reserve, Louisiana. The Collierville and Reserve facilities have annual production capacity of approximately 41 million and 33 million cases of beverages, respectively. During the peak volume months of May through August, the plants typically operate at approximately 63% of capacity.

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

SOFT DRINKS

         Competitors in the soft drink industry include bottlers and distributors of nationally advertised and marketed products as well as chain store and private label soft drinks. The principal methods of competition include brand recognition, price and price promotion, retail space management, service to the retail trade, new product introductions, packaging changes, distribution methods and advertising. The Company's primary competitor in its territory is Coca-Cola Enterprises ("CCE"). The Company believes that its flexibility and innovation in developing and implementing new methods of marketing, merchandising and distributing its products permit it to compete effectively against CCE. See " - Strategic Objectives."

BEER

         Competitors in the distribution of beer include distributors of nationally advertised and marketed products as well as regional and local products. The primary methods of competition include quality, taste and freshness of the products, price, packaging, brand recognition, retail space management and advertising. The Joint Venture's principal competitors in its beer distribution operations are distributors of Anheuser-Busch products, whose products accounted for approximately 50% of total U.S. beer sales in 1999. Sales of Miller products in the same time period represented approximately 20% of total U.S. beer sales. The Joint Venture believes it competes effectively by executing its marketing campaigns and product introductions effectively, maintaining price competitiveness and increasing presence and maximizing availability of its products in selected distribution channels.

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

         A substantial portion of the Company's raw materials, including its aluminum cans, closures, other packaging materials and fructose, are purchased through Consolidated Purchasing Group, Inc. ("CPG"). The Company and other franchisees or affiliates of franchisees of PepsiCo are members of CPG. The Company and other CPG members submit their raw material requirements to CPG which then negotiates with suppliers and makes purchases based on the combined requirements of all CPG members. The Company believes the magnitude of CPG's purchases gives the Company greater influence with suppliers than the Company could achieve on a stand alone basis.

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

         Bills are considered from time to time in various state legislatures and in Congress which would prohibit the sale of beverages unless a deposit is made for the containers. Proposals have been introduced in certain states and localities that would impose a special tax on beverages sold in non-returnable containers as a means of encouraging the use of returnable containers. No such legislation is currently in effect and, to the knowledge of management of the Company, none is currently under consideration in any territories served by the Company.

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

         In connection with the maintenance and service of its 1,415 vehicle fleet, the Company generates hazardous wastes, which are either transported off-site by licensed haulers to permitted disposal facilities or recycled by vendors as mandated by federal and state law. Some of the Company's facilities have underground storage tanks which meet U.S. Environmental Protection Agency and state standards. Other facilities have above-ground storage tanks which are owned and maintained by petroleum vendors.

EMPLOYEES AND EMPLOYEE BENEFITS

         At December 31, 1999, the Company and Joint Venture had approximately 1,797 full-time employees and 58 part-time employees. Approximately 145 of the Company's employees at its Collierville, Tennessee, facility are represented by the International Brotherhood of Teamsters Local Union No. 1196 pursuant to two labor contracts. The first contract expires in September 2001 and automatically extends for one-year terms thereafter unless written notice is provided by either party to the other at least 60 days prior to expiration of the contract. The second contract expires in December 2002. Approximately 160 of the Joint Venture's employees at its Harahan, Louisiana, facility are represented by the International Brotherhood of Teamsters, AFL-CIO, General Truck Drivers, Chauffeurs, Warehousemen and Helpers Local 270 pursuant to two labor contracts. The first contract expires in April 2002. The second contract expires in November 2002. The Company has not experienced any labor disputes and believes relations with its employees are satisfactory.

         The Company makes a variety of benefits available to its employees. In particular, the Company sponsors a tax-qualified 401(k) plan that permits eligible employees to defer a portion of their salary on a tax-deferred basis and receive a 50% Company matching contribution that is capped at $1,000 per employee. In addition, the Company sponsors welfare benefits programs that provide health, dental, life and accidental death and dismemberment insurance coverage to substantially all employees. The Company does not presently maintain, or contribute to, any defined benefit pension plans or multi-employer pension plans. The Company also provides additional benefits to its executive employees. These plans provide bonus, incentive and deferred compensation to eligible executive employees. See "Executive Compensation."

         As a result of the Merger, the Company may amend its employee benefit plans in order to standardize benefits with Dakota. This matter is currently being reviewed by the Company and its benefits consultants. It is not expected that the required amendments, if any, will significantly affect the results of operations of the Company.

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

         The Company's headquarters are located in Memphis, Tennessee. The headquarters facilities are leased. As of December 31, 1999, the Company also operated 24 warehouse distribution facilities from which it conducts its sales, delivery and vending operations. The Company owned 17 of the warehouse distribution facilities and leased the remaining 7 facilities. The locations of the warehouse distribution facilities are as follows:

         OWNED FACILITIES                            LEASED FACILITIES
         ----------------                            -----------------
         Batesville, Arkansas                        Forrest City, Arkansas
         Camden, Arkansas                            Alexandria, Louisiana
         Hot Springs, Arkansas                       Shreveport, Louisiana
         Jonesboro, Arkansas                         Columbus, Mississippi
         Little Rock, Arkansas                       Corinth, Mississippi
         Monticello, Arkansas                        Kosciusko, Mississippi
         Baton Rouge, Louisiana                      Jackson, Tennessee
         Covington, Louisiana
         Leesville, Louisiana
         Monroe, Louisiana
         New Orleans, Louisiana
         Thibodaux, Louisiana (1)
         Batesville, Mississippi
         Greenville, Mississippi
         Tupelo, Mississippi
         Collierville, Tennessee
         Texarkana, Texas

---------------
(1)      This facility is owned by the Company and leased by the Joint Venture.


ITEM 3   LEGAL PROCEEDINGS

         In August 1993, Delta was named in a lawsuit filed in the District Court of Morris County, Texas by a number of soft drink bottlers and distributors. Additional defendents include PepsiCo, Pepsi-Cola Company, Coca-Cola, and CCE. The plaintiffs allege that the defendants engaged in unfair trade practices and conspired to monopolize the soft drink industry in eastern Texas, Louisiana and Arkansas in violation of the Texas Free Enterprise Act and, alternatively, state antitrust statutes. The expert witness retained by the plaintiffs has theorized in deposition testimony that total damages to all plaintiffs could be as high as $33 million. The defendants assert that there is no evidence of antitrust injury or direct causation, and therefore no antitrust violations occurred. The expert witness retained by the defendant has testified that total damages, if any, to all plaintiffs would range from $1 to $10 million. Any damages awarded would likely be allocated among all defendents. The lawsuit has been bifurcated into two groups of plaintiffs, with trial scheduled to begin on April 26, 2000 for the first group of plaintiffs. Delta intends to continue to vigorously defend itself fully in this action. The defendents believe a large recovery in this lawsuit is remote. However, an unfavorable decision in this case could have a material adverse effect on Delta's financial condition.

         In November and December 1999, the Company was named as the defendant in several class action lawsuits filed in the District Court of the Parish of St. John the Baptist, Louisiana, by a group of residents near the Company's facility in Reserve, Louisiana. The residents complained of personal injuries resulting from noxious fumes emitted from the wastewater pond owned by the Port of South Louisiana, into which the Company discharges its wastewater. There are approximately 4,000 potential plaintiffs. No dollar amount has been demanded as yet. The Company intends to defend itself fully in this action.

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

                                    PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Company's Common Stock. The Company's Common Stock is not registered under Section 12(b) or Section 12(g) of the Securities Exchange Act of 1934, as amended. See "Security Ownership of Certain Beneficial Owners and Management."

ITEM 6   SELECTED FINANCIAL DATA

         The following table presents selected financial data of the Company and consolidated Joint Venture as of and for each of the years ended December 31, 1999, 1998, 1997, 1996 and 1995. The information presented for each of the years ended December 31 has been derived from the consolidated financial statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and notes thereto included elsewhere in this Annual Report.

                                                                          Years Ended December 31,
                                              -------------------------------------------------------------------------------
                                                  1999             1998             1997             1996             1995
                                              -----------      -----------      -----------      -----------      -----------
                                                                               (Dollars in Thousands)
INCOME STATEMENT DATA:
Net sales                                      $ 363,570        $ 352,085        $ 323,221        $ 312,284        $ 284,709
Cost of sales                                    250,283          245,683          216,560          215,085          198,777
                                              -----------      -----------      -----------      -----------      -----------
       Gross profit                              113,287          106,402          106,661           97,199           85,932
Selling, general and administrative
   expenses                                       92,017           87,019           83,344           76,883           71,802
Amortization of franchise costs and
   other intangibles                               3,648            3,648            3,648            3,664            3,576
Special charges                                    2,863               --               --               --               --
                                              -----------      -----------      -----------      -----------      -----------
       Income from operations                     14,759           15,735           19,669           16,652           10,554
Interest expense                                  19,290           18,770           17,865           15,094           13,254
Other expenses (income)                              127              175              (32)             620               75
                                              -----------      -----------      -----------      -----------      -----------
       Income (loss) before income taxes          (4,658)          (3,210)           1,836              938           (2,775)
Income tax expense (1)                              (507)            (436)          (2,040)          (1,745)          (1,641)
Minority interest in Joint Venture (2)               305              335               65               48              464
                                              -----------      -----------      -----------      -----------      -----------
       Income (loss) before
           non-recurring items                    (4,860)          (3,311)            (139)            (759)          (3,952)
Non-recurring items(3)                                --               --               --           (1,519)              --
                                              -----------      -----------      -----------      -----------      -----------
       Net income (loss)                       $  (4,860)       $  (3,311)       $    (139)       $  (2,278)       $  (3,952)
                                              -----------      -----------      -----------      -----------      -----------
                                              -----------      -----------      -----------      -----------      -----------
BALANCE SHEET DATA (at end of period):
Working capital (4)                               33,814           32,507           35,404           23,698           27,547
Total assets                                     294,970          271,652          260,914          255,327          248,437
Long-term debt and other obligations (5):
   Senior debt                                   124,700          125,600          120,000          120,000          117,250
   Subordinated notes payable                     54,392           48,573           43,640           39,209           35,227
   Other                                          16,171            6,557            6,764            5,067            5,673
Stockholders' equity                              53,958           57,010           60,317           60,449           62,718
OTHER DATA:
EBITDA (6)                                        28,757           29,870           30,855           26,248           20,730
Depreciation and amortization                     13,822           13,938           11,441           10,314            9,687
Capital expenditures                              12,465           14,885           14,988            8,964           10,726

---------------
(1) The effective income tax rate is significantly impacted by the non-tax deductibility of amortization of franchise costs.

(2) Represents minority interest in the net income (loss) of the Joint Venture which is consolidated with the Company.

(3) For the year ended December 31, 1996, includes an extraordinary item (loss on extinguishment of debt) of $2,472, net of income tax benefit of $953.

(4) Working capital represents current assets (excluding cash and cash equivalents) less current liabilities (excluding current maturities of long-term debt and other liabilities.

(5) Includes current maturities of long-term debt. As of December 31, 1999, the subordinated notes payable are wholly held by the Company's parent.

(6) EBITDA consists of net income (loss) before income taxes, interest, depreciation and amortization. EBITDA also excludes extraordinary items and accounting changes. EBITDA has also been adjusted for Poydra's interest in the Joint Venture. EBITDA is included herein to provide additional information about the Company's ability to service its debt. EBITDA should not be considered as an alternative measure of the Company's net income, operating income, cash flow from operating activities or liquidity.

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

RESULTS OF OPERATIONS

GENERAL

         The Company has accomplished a number of business combinations over the last decade, including (i) combining in 1992 its PepsiCo based sales operation in southern Louisiana with a Seven-Up based sales operation in the same territory through a joint venture in which the Company is majority owner and managing venturer, (ii) acquiring in 1995 the distribution rights for Miller and Heineken products in a significant portion of the joint venture territory and (iii) combining with Dakota and Pepsi-Cola Puerto Rico Bottling Company to form PAS effective October 15, 1999.

         During the third quarter of 1999, the Company announced the entry by its shareholders into the Delta Exchange Agreement which resulted in the combination of the Company with two related party Pepsi-Cola bottlers: PAS and Dakota. The three companies generated combined revenues in 1999 of approximately $576 million. Such transactions were consummated during the fourth quarter of 1999, with both the Company and DAKBEV, LLC (formerly Dakota) becoming wholly owned subsidiaries of PAS. The combined company is PepsiCo's third largest U.S. based anchor bottler.

         The Company's primary measurement of unit volume is franchise case sales which are case-sized quantities of the various consumer packages in which products are produced and sold and may alternatively be described as hard case sales. The Company also sells premix or draft products (ready-to-serve beverages which are sold in tanks or kegs) and postmix products (fountain syrups to which carbonated water must be added). Premix and postmix products, while effectively containing the identical beverages as packaged product, are not included in unit volume measurements as they are not the primary focus of the Company's selling efforts.

         The Company's primary source of revenue is franchise case sales which are sales of the Company's branded products directly to retailers whether of package, premix or postmix configuration. Another source of revenue is contract sales which are sales to unaffiliated companies that hold soft drink franchises. Contract sales, which historically represent less than 15% of total net sales, may fluctuate from year to year, and are made at relatively low prices and gross profit margins due to the competition for such sales, and are not a primary focus of management in determining the Company's business strategy. As a result, management believes that changes in franchise case sales more accurately measure growth than changes in total net sales.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Net sales, excluding contract net sales, for the year ended December 31, 1999 increased by 3.6% to $321.0 million compared to $309.9 million for the same period in 1998. The increase was due primarily to a 6.5% increase in franchise case sales, offset by a 2.8% decrease in average pricing. The decrease in average pricing reflects a modest mix shift towards can packages of soft drinks which have a lower net selling price per unit and are sold predominately in grocery stores that require greater promotional costs. The brands showing strong growth were Mountain Dew, Pepsi One, Aquafina and Ocean Spray. Improvement in beer pricing essentially offset a 2.2% decrease in beer volume. Contract net sales for the year ended December 31, 1999 increased 1.1% compared to the same period in 1998. As a result of the foregoing, net sales for the year ended December 31, 1999 increased 3.3% to $363.6 million compared to $352.1 million for the same period in 1998.

         Cost of sales for the year ended December 31, 1999 increased to $250.3 million compared to $245.7 million for the same period in 1998. The increase was due primarily to the net effect of the increase in franchise case sales and the mentioned mix shift towards lower cost can packages of soft drinks. As a percentage of net sales, cost of sales for the year ended December 31, 1999 decreased to 68.8% compared to 69.8% for the same period in 1998. As a result of the foregoing, gross profit for the year ended December 31, 1999 was $113.3 million compared to $106.4 million for the same period in 1998.

         Selling, general and administrative expenses for the year ended December 31, 1999 increased to $92.0 million compared to $87.0 million for the same period in 1998. Selling, general and administrative expenses are comprised of selling, distribution and warehousing expenses ("S&D"), advertising and marketing expenses ("A&M"), and general and administrative expenses ("G&A"). S&D and A&M expenses in aggregate grew less rapidly than sales volume. G&A expenses increased due primarily to provision for the potential accounts receivable loss in the bankruptcy of a grocery customer and defense costs in litigation that is nearing trial. As an entire category, these operating costs represented 25.3% and 24.7% of net sales in 1999 and 1998, respectively.

         A special charge to operations of $2.9 million in 1999 resulted from the redetermination of the Company's phantom stock plan liability, in anticipation of its cancellation following the merger, and satisfaction of the liability to participants by the issuance by PAS of shares of its common stock.

         As a result of the above factors, income from operations for the year ended December 31, 1999 decreased to $14.8 million, or 4.1% of net sales, compared to $15.7 million, or 4.5% of net sales, for the same period in 1998. Excluding the special charge, income from operations in 1999 was $17.6 million or 4.8% of net sales.

         Interest expense for the year ended December 31, 1999 increased to $19.3 million from $18.8 million for the same period in 1998. The increase was due primarily to higher utilization of the Company's credit facility and the effect by payment in kind of interest on the subordinated debt.

         As a result of the above factors, the Company realized a loss before income taxes and minority interest of ($4.7) million for the year ended December 31, 1999 compared a loss of ($3.2) million for the same period in 1998. Excluding the special charge, the loss before income taxes and minority interest in 1999 was $1.8 million.

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

         Selling, general and administrative expenses for the year ended December 31, 1998 increased to $87.0 million compared to $83.3 million for the same period in 1997. S&D, A&M and G&A grew at a rate consistent with franchise case sales growth.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company is highly leveraged, although there are no significant reductions in debt scheduled before December 2003, except for the satisfaction of any revolving credit borrowings. The Company's principal use of funds until 2003 will be the payment of interest and investment in capital assets and strategic acquisitions. It is expected that the Company's primary sources of funds for its future activities will be from operations. While the Company does not currently anticipate utilizing the funds available under its Credit Agreement for other than seasonal working capital requirements, such funds may be used to augment operating cash flow. Pursuant to the Credit Agreement, the Company has a borrowing capacity of up to $30.0 million, including $10.0 million available for the issuance of letters of credit. At December 31, 1999, letters of credit of $8.2 million had been issued and $4.7 million had been drawn on the Credit Agreement. The credit facility will mature in December 2001.

         The Company had cash of $4.6 million and working capital of $33.8 million at December 31, 1999, compared to cash of $3.8 million and working capital of $32.5 million at December 31, 1998. Working capital represents current assets (excluding cash and cash equivalents) less current liabilities (excluding advances under the Credit Agreement and current maturities of long-term debt and other liabilities).

         The $0.7 million increase in cash from December 31, 1998 to December 31, 1999 resulted from net cash provided by operations of $17.6 million less cash used in investing activities of $15.5 million and cash used in financing activities of $1.3 million. The cash provided by operations in 1999 was $0.5 million greater than provided in 1998 due principally to a decrease in working capital which offset net payments under deferred compensation plans and the higher net loss.

         Cash used in investing activities of $15.5 million in the year ended December 31, 1999 was a $7.1 million decrease over the cash used during 1998. Cash used in investing activities included capital expenditures of $12.5 million in the year ended December 31, 1999, a $2.4 million decrease from 1998, and included $3.2 million used for expenditures to secure long-term marketing relationships, a $4.3 million decrease from 1998.

         Financing activities in the year ended December 31, 1999 used $1.3 million in net cash which represented a $6.0 million increase over the $4.7 million in net cash provided in the same period in 1998. This decrease in net cash provided resulted primarily from a net reduction in the credit agreement advances of approximately

$0.9 million, compared to net credit agreement advances of approximately $5.6 million in the same period in 1998, and approximately $0.5 million of preferred stock dividends paid in late 1999.

         Management believes that the Company's production facilities will be sufficient to meet anticipated unit growth for the next several years. Accordingly, management anticipates the capital expenditures in respect of such facilities will consist of expenditures to maintain operating efficiency. Capital expenditures will be required primarily for the Company's automobile and truck fleet, marketing equipment, and routine plant, bottling, and canning equipment additions or maintenance. During the years ended December 31, 1999 and 1998, capital expenditures totaled $12.5 million and $14.9 million, respectively. The Company anticipates that capital expenditures will be approximately $11.0 million in 2000.

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

         Prior to the consummation of the transaction contemplated by the Delta Exchange Agreement, the Company maintained subordinated notes with interest due semi-annually on April 1 and October 1, that could be paid in cash or, at the option of the Company, by the issuance of additional subordinated notes ("PIK Notes"). The PIK Notes bore interest at 11% or 15% depending upon whether the terms of the note agreement would have permitted the Company to pay any portion of the interest in cash. The subordinated notes mature on December 23, 2003. Prior to the refinancing, certain of the Company's preferred and non-voting common stockholders were subordinated debt holders. In connection with the transaction contemplated by the Delta Exchange Agreement, the Subordinated Noteholders sold their notes to PAS.

YEAR 2000 READINESS DISCLOSURE

         Before the rollover of the year from 1999 to 2000, many installed computer systems and software products were coded to accept only two digit date entries and were unable to accept four digit date entries to distinguish 21st century dates from the 20th century dates. As a result, computer systems and software used by many companies prior to the rollover date required upgrading or replacement to comply with such "Year 2000" requirements. The failure of the Company, its vendors, suppliers or other critical third parties with whom the Company conducts business to achieve Year 2000 compliance on a timely basis could materially adversely affect the Company's business.

         As of March 1, 2000, the Company has not experienced and does not anticipate any material adverse effects on its systems and operations as a result of Year 2000 issues. Business is continuing as usual, and internal systems will continue to be monitored for any likely disruptions. Further, as of March 1, 2000, the Company has not experienced any operational difficulties as a result of Year 2000 issues with its vendors, suppliers or other critical third parties with whom the Company conducts business. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

         Although the transition to the Year 2000 did not have any significant impact on the Company or its systems and operations, the Company will continue to monitor the impact of Year 2000 on its systems and those of its vendors, suppliers and other critical third parties. The contingency plans that were developed for use in the event of Year 2000-related failures will be maintained and generalized for ongoing business use.

         The Company has not spent, and does not anticipate spending in the future, any material amounts relating to Year 2000 issues. This is due, in part, to the Company's recent significant upgrades to its data communications network and key data processing hardware, all of which are Year 2000 compliant.

INFLATION

         There was no significant impact on the Company's operations as a result of inflation during the fiscal year ended December 31, 1999, or during the years ended December 31, 1998 or 1997.

                              CAUTIONARY STATEMENT

         THE COMPANY, OR PERSONS ACTING ON BEHALF OF THE COMPANY, OR OUTSIDE REVIEWERS RETAINED BY THE COMPANY MAKING STATEMENTS ON BEHALF OF THE COMPANY, OR UNDERWRITERS OF THE COMPANY'S SECURITIES, FROM TIME TO TIME, MAY MAKE, IN WRITING OR ORALLY, "FORWARD-LOOKING STATEMENTS" AS DEFINED UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "LITIGATION REFORM ACT"). THIS CAUTIONARY STATEMENT, WHEN USED IN CONJUNCTION WITH AN IDENTIFIED FORWARD-LOOKING STATEMENT, IS FOR THE PURPOSE OF QUALIFYING FOR THE "SAFE HARBOR" PROVISIONS OF THE LITIGATION REFORM ACT AND IS INTENDED TO BE A READILY AVAILABLE WRITTEN DOCUMENT THAT CONTAINS FACTORS WHICH COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS ARE IN ADDITION TO ANY OTHER CAUTIONARY STATEMENTS, WRITTEN OR ORAL, WHICH MAY BE MADE, OR REFERRED TO, IN CONNECTION WITH ANY SUCH FORWARD-LOOKING STATEMENT.

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

SIGNIFICANT LEVERAGE AND DEBT SERVICE

         Issuance of $120.0 million principal amount (the "Debt Offering") of 9 3/4% Senior Notes Due 2003 (the "Notes"), retirement of certain existing indebtedness of the Company and the consummation of the transaction contemplated in the Credit Agreement (the "Credit Agreement"), dated December 16, 1996, by and among the Company, NationsBank, N.A. and other lending institutions (collectively, the "Financing Transactions"), have heightened the Company's highly leveraged status. At December 31, 1999, the Company had total consolidated outstanding debt of approximately $182.1 million, of which approximately $127.7 million was Senior Indebtedness (as defined herein) and approximately $54.4 million was subordinated debt which was held by PAS. In addition, subject to the restrictions in the Credit Agreement and the Indenture (the "Indenture"), dated December 17, 1996, between the Company and Norwest Bank Minnesota, National Association, as trustee, relating to the Notes, the Company may incur certain additional indebtedness from time to time, which may include additional Notes to be issued by the Company in the future under the Indenture. At December 31, 1999, the Company had borrowing capacity of up to $30.0 million under the Credit Agreement, including $10.0 million available thereunder for the issuance of letters of credit, of which $4.7 million was drawn upon and $8.2 million had been issued, respectively.

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

UNSECURED STATUS OF THE NOTES

         The Notes are not secured by any of the assets of the Company or its subsidiaries. At December 31, 1999, the Company had borrowing capacity of up to $30.0 million under the Credit Agreement, including $10.0 million available thereunder for the issuance of letters of credit, of which $4.7 million was drawn upon and $8.2 million had been issued, respectively. The indebtedness pursuant to the Credit Agreement is secured by a first priority, perfected security interest in the Company's, and any future guarantor's, accounts receivable and inventory. Despite being senior indebtedness of the Company, ranking PARI PASSU with all other unsubordinated, unsecured indebtedness of the Company, the Notes are effectively subordinated to the indebtedness incurred pursuant to the Credit Agreement and such other indebtedness to the extent of such security interests. In the event of bankruptcy, liquidation, reorganization or other winding up of the Company, the assets of the Company will be available to pay the Company's obligations under the Notes and its other unsecured debt only after all of the Company's obligations under the Credit Agreement and its other secured indebtedness have been paid in full.

EFFECTIVE SUBORDINATION TO CREDITORS OF THE COMPANY'S NON-GUARANTOR
SUBSIDIARIES

         The creditors of the Company (including the holders of the Notes) effectively rank, or will rank, junior to all creditors (including unsecured creditors) of the Company's subsidiaries (other than any subsidiary that guarantees the Notes (a "Guaranteeing Subsidiary")) with respect to the assets of such subsidiaries notwithstanding that the Notes are senior obligations of the Company. At December 31, 1999, there are no Guaranteeing Subsidiaries with respect to the Notes. Any right of the Company or a Guaranteeing Subsidiary to receive the assets of any of its respective subsidiaries which are not Guaranteeing Subsidiaries upon liquidation or reorganization of such subsidiary (and the consequent right of the holders of the Notes to participate in those assets) will be effectively subordinated to the claims of that subsidiary's creditors (including trade creditors), except to the extent that the Company or such Guaranteeing Subsidiary is itself recognized as a creditor of such subsidiary, in which case the claims of the Company or such Guaranteeing Subsidiary would still be subordinated to any security interests in the assets of such subsidiary in favor of another creditor and subordinated to any indebtedness of such subsidiary senior to that held by the Company or such Guaranteeing Subsidiary. As of December 31, 1999, the aggregate amount of indebtedness of the Company's subsidiary to which the holders of the Notes were effectively subordinated was approximately $2.9 million.

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

         The Credit Agreement contains more extensive covenants and restrictions than the Indenture and also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. The Company's ability to meet the financial ratios and tests can be affected by events beyond its control, and there can be no assurance that the Company will meet the tests. A breach of any of the covenants could result in a default under the Credit Agreement. Upon the occurrence of an event of default under the Credit Agreement, the lenders thereunder could elect to declare all amounts outstanding under the Credit Agreement, including accrued interest or other obligations, to be immediately due and payable. If the Company were unable to repay those amounts, such lenders could proceed against the collateral granted to them to secure that indebtedness. If any indebtedness senior in right of payment to all existing and future subordinated indebtedness of the Company and PARI PASSU in right of payment to all existing and future unsubordinated indebtedness of the Company ("Senior Indebtedness") were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full the Senior Indebtedness and the other indebtedness of the Company, including the Notes.

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

         The Company owns 62% of the Pepsi-Cola/Seven-Up Beverage Company of Louisiana (the "Joint Venture"), which distributes beer in the New Orleans metropolitan area. The Miller distributor agreement provides that the Joint Venture cannot be owned directly or indirectly by a publicly-held company. Because Delta is owned by PAS, a publicly-held company, PAS is working with Miller to resolve this ownership issue. No asurance can be given that PAS will be able to address this issue with Miller.


DEPENDENCE ON PEPSICO AND MILLER PRODUCTS

         For the year ended December 31, 1999, approximately 80% of the Company's soft drink sales were derived from the sale of PepsiCo, Inc. ("PepsiCo") products pursuant to franchise agreements with PepsiCo and approximately 79% of the Company's beer sales were derived from the sale of Miller Brewing Company ("Miller") products pursuant to a distributor agreement with Miller. If adverse events affect the popularity of PepsiCo or Miller products in the Company's territories, the Company's business would be adversely affected.

LEGAL PROCEEDINGS

The Company is subject to various legal proceedings described herein, including a lawsuit filed in the District Court of Morris County, Texas which alleges violations of antitrust laws by the Company and a number of other defendants. Although not fully articulated, the damages sought by the plaintiffs in this case against the defendants, in the aggregate, is approximately $33 million. An unfavorable decision in this case could have an adverse effect on the Company's financial position.

DEPENDENCE ON KEY PERSONNEL

         The Company believes that its continued success will depend to a significant extent upon the efforts and abilities of its senior management team, including Kenneth E. Keiser, the President and Chief Operating Officer of the Company. The Company has no employment agreements in effect with any of its executive officers. Failure of the Company to retain its executive officers or to attract and retain additional qualified personnel could adversely affect the Company's operations.

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

         The Company's principal competitors are distributors of Anheuser-Busch products. In 1999, Anheuser-Busch products accounted for approximately 50% of total U.S. beer sales, while sales of Miller products, the Company's primary brewer, accounted for approximately 20% of total U.S. beer sales.

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

EXPIRATION OF LABOR CONTRACTS

         At December 31, 1999, the Company had approximately 1,797 full-time employees and 58 part-time employees. Approximately 145 of the Company's employees at its Collierville, Tennessee, facility are represented by the International Brotherhood of Teamsters Local Union No. 1196 pursuant to two labor contracts. The first contract expires in September 2000 and automatically extends for one-year terms thereafter unless written notice is provided by either party to the other at least 60 days prior to expiration of the contract. The second contract expires in December 2000. Approximately 160 of the Company's employees at its Harahan, Louisiana, facility are represented by the International Brotherhood of Teamsters, AFL-CIO, General Truck Drivers, Chauffeurs, Warehousemen and Helpers Local 270 pursuant to two labor contracts. The first contract expires in April 2002. The second contract expires in November 2002. If any labor contract is not renewed or if there is a labor dispute, the Company's financial position could be adversely affected.

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

YEAR 2000 READINESS DISCLOSURE

         As of March 1, 2000, the Company has not experienced and does not anticipate any material adverse effects on its systems and operations as a result of Year 2000 issues. However, the failure of the Company, its vendors, suppliers or other critical third parties with whom the Company conducts business to achieve Year 2000 compliance on a timely basis could materially adversely affect the Company's business.

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

         The table below summarizes the principal cash flows of the Company's financial instruments outstanding at December 31, 1999, categorized by the type of instrument and year of maturity.

                                         2000         2001      2002       2003      Thereafter     Total      Fair Value
                                     ----------    ---------   ------   ----------   ----------   ----------   ----------
                                                                    (Dollars in Thousands)
Cash and cash equivalents:
   Deposit and money market
     accounts                         $  4,560      $    --     $ --     $     --     $     --     $  4,560     $  4,560

Long term debt:
   Senior notes payable
     (interest at 9.75%)                    --           --       --      120,000           --      120,000      120,000
   Subordinated notes payable
     (interest at 11%)                      --           --       --       54,392           --       54,392       54,392
   Revolving line of credit:
     Swing line facility
       (7% average interest
       rate)                                --        2,500       --           --           --        2,500        2,500
     All other
       (10.8% average interest
       rate)                                --        2,200       --           --           --        2,200        2,200
Note payable to Poydras                     --           --       --           --        1,839        1,839        1,839

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY                                                                      PAGE
-----------------------------------------                                                                      ----
AUDITED FINANCIAL STATEMENTS

Report of Independent Public Accountants.........................................................................29

Consolidated Balance Sheets as of December 31, 1999 and 1998.....................................................30

Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997.......................31

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997.............33

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.......................34

Notes to Consolidated Financial Statements.......................................................................35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Delta Beverage Group, Inc.:

We have audited the accompanying consolidated balance sheets of Delta Beverage Group, Inc. (a Delaware corporation) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delta Beverage Group, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                          ARTHUR ANDERSEN LLP


Memphis, Tennessee,
March 1, 2000.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31

                             (Dollars in thousands)

                                                                                           1999               1998
                                                                                       -----------         -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                            $   4,560           $   3,818
   Receivables, net of allowance for doubtful accounts of $1,298 and $597
     Trade                                                                                 27,267              24,201
     Marketing and advertising                                                              6,284               7,407
     Other                                                                                  3,982               2,715
   Inventories, at cost                                                                    21,410              16,149
   Shells, tanks and pallets                                                                6,820               6,378
   Prepaid expenses and other                                                               5,167               1,783
   Deferred income tax assets                                                               5,349               4,186
                                                                                       -----------         -----------
         Total current assets                                                              80,839              66,637
                                                                                       -----------         -----------
PROPERTY AND EQUIPMENT:
   Land                                                                                     5,202               4,662
   Buildings and improvements                                                              19,807              18,732
   Machinery and equipment                                                                104,292              94,621
                                                                                       -----------         -----------
                                                                                          129,301             118,015
   Less accumulated depreciation and amortization                                         (64,680)            (56,476)
                                                                                       -----------         -----------
         Total property and equipment                                                      64,621              61,539
                                                                                       -----------         -----------
OTHER ASSETS:
   Franchise rights, net of accumulated amortization of $57,946 and $54,300               105,346             108,992
   Deferred income tax assets                                                              19,717              21,071
   Deferred financing costs, beverage pouring rights and other                             24,447              13,413
                                                                                       -----------         -----------
         Total other assets                                                               149,510             143,476
                                                                                       -----------         -----------
                                                                                        $ 294,970           $ 271,652
                                                                                       -----------         -----------
                                                                                       -----------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                                                 $     186           $     240
   Accounts payable                                                                        21,195              14,038
   Accrued liabilities                                                                     21,270              16,274
                                                                                       -----------         -----------
         Total current liabilities                                                         42,651              30,552
LONG-TERM DEBT AND OTHER LIABILITIES                                                      140,685             180,490
NOTES PAYABLE TO PEPSIAMERICAS, INC                                                        54,392                  --
MINORITY INTEREST                                                                           3,284               3,600
                                                                                       -----------         -----------
     Total liabilities                                                                    241,012             214,642
                                                                                       -----------         -----------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 11)
STOCKHOLDERS' EQUITY:
   Preferred stock-Series AA, $5,000 stated value, 30,000 shares authorized,
       6,440.17 and 6,158.84 shares issued and outstanding                                 32,201              30,794
   Common stock-
     Voting, $.01 par value, 60,000 shares authorized, 20,301.87 shares issued
       and outstanding                                                                          -                   -
     Nonvoting, $.01 par value, 35,000 shares authorized, 32,949.93 shares
       issued and outstanding                                                                   -                   -
   Additional paid-in capital                                                             118,054             115,765
   Accumulated deficit                                                                    (96,297)            (89,547)
   Deferred compensation                                                                        -                  (2)
                                                                                       -----------         -----------
                                                                                           53,958              57,010
                                                                                       -----------         -----------
                                                                                        $ 294,970           $ 271,652
                                                                                       -----------         -----------
                                                                                       -----------         -----------

 The accompanying notes are an integral part of these financial statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31

                             (Dollars in thousands)

                                                                     1999                1998                1997
                                                                 -----------         -----------         -----------
OPERATIONS:
   Net sales                                                      $ 363,570           $ 352,085           $ 323,221
   Cost of sales                                                    250,283             245,683             216,560
                                                                 -----------         -----------         -----------
     Gross profit                                                   113,287             106,402             106,661

   Selling, general and administrative expenses                      92,017              87,019              83,344
   Amortization of franchise rights                                   3,648               3,648               3,648
   Provision for deferred compensation plan termination               2,863                  --                  --
                                                                 -----------         -----------         -----------
     Operating income                                                14,759              15,735              19,669
                                                                 -----------         -----------         -----------

OTHER EXPENSES (INCOME):
   Interest                                                          19,290              18,770              17,865
   Other, net                                                           127                 175                 (32)
                                                                 -----------         -----------         -----------
     Total other expenses (income)                                   19,417              18,945              17,833
                                                                 -----------         -----------         -----------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST              (4,658)             (3,210)              1,836

   Income tax provision                                                (507)               (436)             (2,040)
   Minority interest, net of taxes                                      305                 335                  65
                                                                 -----------         -----------         -----------

NET LOSS                                                          $  (4,860)          $  (3,311)          $    (139)
                                                                 -----------         -----------         -----------
                                                                 -----------         -----------         -----------

   The accompanying notes are an integral part of these financial statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                              (Dollars in thousands)

                                                             Common Stock
                                 Preferred Stock   ---------------------------------
                                    Series AA           Voting         Nonvoting     Additional
                               ------------------  ---------------- ----------------   Paid-In   Accumulated    Deferred
                                Number    Amount    Number   Amount  Number   Amount   Capital     Deficit    Compensation   Total
                               --------  --------  --------- ------ --------- ------ ----------  -----------  ------------ --------

BALANCE AT DECEMBER 31, 1996   5,467.27  $ 27,336  20,301.87  $ --  32,949.93  $ --    $115,765    $(82,639)   $    (13)   $ 60,449
   Preferred stock dividends     335.50     1,678      --       --      --       --          --      (1,678)         --          --
   Recognition of expense
     under deferred
     compensation plan            --           --      --       --      --       --          --          --           7           7
   Net loss                       --           --      --       --      --       --          --        (139)         --        (139)
                               --------  --------  --------- ------ --------- ------ ----------  -----------  ------------ --------

BALANCE AT DECEMBER 31, 1997   5,802.77    29,014  20,301.87    --  32,949.93    --     115,765     (84,456)         (6)     60,317
   Preferred stock dividends     356.07     1,780      --       --      --       --          --      (1,780)         --          --
   Recognition of expense
     under deferred
     compensation plan            --           --      --       --      --       --          --          --           4           4
   Net loss                       --           --      --       --      --       --          --      (3,311)         --      (3,311)
                               --------  --------  --------- ------ --------- ------ ----------  -----------  ------------ --------

BALANCE AT DECEMBER 31, 1998   6,158.84    30,794  20,301.87    --  32,949.93    --     115,765     (89,547)         (2)     57,010
   Preferred stock dividends     281.33     1,407      --       --      --       --          --      (1,890)         --        (483)
   Recognition of expense
     under deferred
     compensation plan            --           --      --       --      --       --          --          --           2           2
   Termination of deferred
     compensation plan            --           --      --       --      --       --       2,289          --          --       2,289
   Net loss                       --           --      --       --      --       --          --      (4,860)         --      (4,860)
                               --------  --------  --------- ------ --------- ------ ----------  -----------  ------------ --------

BALANCE AT DECEMBER 31, 1999   6,440.17  $ 32,201  20,301.87  $ --  32,949.93  $ --    $118,054    $(96,297)   $     --    $ 53,958
                               --------  --------  --------- ------ --------- ------ ----------  -----------  ------------ --------
                               --------  --------  --------- ------ --------- ------ ----------  -----------  ------------ --------

   The accompanying notes are an integral part of these financial statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31

                             (Dollars in thousands)

                                                                          1999               1998                1997
                                                                       -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $ (4,860)          $ (3,311)          $   (139)
    Adjustments to reconcile net loss to net cash provided by
        operating activities:
      Depreciation and amortization                                       13,822             13,938             11,441
      Noncash interest on long-term debt                                   4,931              5,884              5,514
      Change in deferred income taxes                                        191                (29)             1,670
      Minority interest expense (income), before taxes                      (316)              (367)                70
      Net expense (payments) under deferred compensation plans            (1,644)               325              1,812
      Changes in current assets and liabilities:
        Receivables                                                       (1,832)            (4,527)            (5,444)
        Inventories                                                       (5,261)             2,004             (3,781)
        Shells, tanks and pallets                                           (442)               (38)              (671)
        Prepaid expenses and other current assets                         (1,379)              (655)              (512)
        Accounts payable and accrued liabilities                          14,359              3,822                198
                                                                       -----------        -----------        -----------
        Net cash provided by operating activities                         17,569             17,046             10,158
                                                                       -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                 (12,465)           (14,885)           (14,988)
    Payments for exclusive beverage pouring rights                        (3,187)            (7,495)            (1,625)
    Deposit on land lease                                                     --               (540)                 -
    Proceeds from sales of property and equipment                            120                304                388
    Other                                                                      2                (21)                37
                                                                       -----------        -----------        -----------
        Net cash used in investing activities                            (15,530)           (22,637)           (16,188)
                                                                       -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving line of credit                             29,600             20,500             12,000
    Payments on revolving line of credit                                 (30,500)           (14,900)           (12,000)
    Payment of deferred financing costs                                      (20)                 -                (78)
    Principal payments on long-term debt                                    (224)              (263)              (585)
    Retirements of long-term debt                                        (54,062)                --                 --
    Borrowings from PepsiAmericas, Inc.                                   54,392                  -                  -
    Preferred stock dividend, less amounts paid-in-kind                     (483)                 -                  -
    Cash distribution to minority interest holder                             --               (608)              (798)
                                                                       -----------        -----------        -----------
        Net cash (used in) provided by financing activities               (1,297)             4,729             (1,461)
                                                                       -----------        -----------        -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                          742               (862)            (7,491)

CASH AND CASH EQUIVALENTS, beginning of year                               3,818              4,680             12,171
                                                                       -----------        -----------        -----------

CASH AND CASH EQUIVALENTS, end of year                                  $  4,560           $  3,818           $  4,680
                                                                       -----------        -----------        -----------
                                                                       -----------        -----------        -----------

   The accompanying notes are an integral part of these financial statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.       ORGANIZATION AND NATURE OF OPERATIONS:

         Delta Beverage Group, Inc. ("Delta"), and the partnership described below (collectively, the "Company"), a wholly owned subsidiary of PepsiAmericas, Inc. (formerly known as Pepsi-Cola Puerto Rico Bottling Company) ("PAS"), bottle and distribute beverage products, principally Pepsi-Cola and Seven-Up products, in the mid-southern United States. The franchise territories cover portions of Arkansas, Louisiana, Mississippi, Tennessee and Texas. The partnership also distributes beer products in southern Louisiana.

         On July 17, 1998, Pohlad Companies, which was at the time the controlling stockholder of Delta, acquired a controlling interest in PAS. Effective with the change in control, PAS, Delta and a related party, Dakota Beverage Company, Inc. ("Dakota"), shared common ownership and were under the common control of Pohlad Companies. Effective October 15, 1999, PAS combined with Delta and Dakota, through the exchange by PAS of its Class B common shares for the outstanding common shares of Delta and Dakota. Pohlad Companies continues to be the controlling shareholder in PAS.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates with regard to these financial statements are disclosed in Note 11.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include temporary investments in short-term securities with original maturities of three months or less. As of December 31, 1999 and 1998, the Company had bank overdrafts of $8,644 and $2,054, respectively. Bank overdrafts are included in accounts payable in the accompanying consolidated balance sheets.

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

                                                              Years
                                                              -----
         Buildings and improvements .......................   20-40
         Machinery and equipment ..........................    2-10

INTANGIBLES AND OTHER ASSETS

         Franchise rights are being amortized on a straight-line basis over 40 years. The Company, at least annually, evaluates whether events or circumstances have occurred that may impact the recoverability of franchise rights. Upon the occurrence of any such event or circumstance, the Company remeasures the realizable portion of franchise rights and adjusts the asset to the lesser of its carrying value or fair value.

         Costs incurred to obtain long-term financing are deferred and amortized as adjustments of interest using the effective interest method over the terms of the related debt.

INCOME TAXES

         The Company uses the liability method of accounting for deferred income taxes. Deferred income taxes reflect the estimated future tax consequences atrributable to operating loss and tax credit carryforwards, and temporary differences between the Company's assets and liabilities for financial reporting and income tax purposes, using income tax rates currently in effect. Deferred tax assets are recognized if management believes, based on available evidence, that it is "more likely than not" that the future income tax benefits will be realized. Deferred tax assets or liabilities are classified based upon the current or long-term classification of the asset or liability giving rise to the temporary difference or the expected future use of the loss or credit carryforward.

SUPPLEMENTAL CASH FLOW INFORMATION

         During 1999, 1998 and 1997, the Company issued additional preferred shares as payment-in-kind dividends on preferred stock of $1,407, $1,780 and $1,678, respectively (see Note 7).

         Interest paid in cash during 1999, 1998 and 1997 was $13,212, $12,931 and $12,281, respectively. Income taxes of $550, $371 and $247 were paid in 1999, 1998 and 1997, respectively.

CONCENTRATION OF CREDIT RISK

         The Company's business activities are concentrated within the mid-southern United States. However, management believes that there are no significant concentrations of credit risk with any individual party or groups of parties.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value of the Company's financial instruments, except for fixed rate long-term debt, approximate their carrying amounts. For fixed rate long-term debt, fair value was estimated based on the current rates offered for similar obligations and maturities. The estimated fair value of total long-term debt and other liabilities was approximately $141,000 at December 31, 1999 and approximately $187,000 at December 31, 1998, compared to a recorded value of approximately $141,000 at December 31, 1999 and approximately $180,000 at December 31, 1998.

BOTTLER INCENTIVES

         PepsiCo and other brand owners, at their sole discretion, provide the Company with various forms of marketing support. This marketing support is intended to cover a variety of programs and initiatives, including direct marketplace support, capital equipment funding and shared media and advertising support. Based on the objective of the programs and initiatives, marketing support is recorded as an adjustment to net sales or a reduction of selling, general and administrative expenses. Direct marketplace support is primarily funding by PepsiCo and other brand owners of sales discounts and similar programs and is recorded as an adjustment to net sales. Capital equipment funding is designed to support the purchase and placement of marketing equipment and is recorded as a reduction to selling, general and administrative expenses. Shared media and advertising support is recorded as a reduction to selling, general and administrative expenses. There are no conditions or other requirements that could result in a repayment of marketing support received.

         The total amount of incentives received from PepsiCo and other brand owners to cover a variety of marketing programs and initiatives totaled approximately $20,656, $22,769 and $20,547 in 1999, 1998 and 1997,
respectively. Of these amounts approximately $13,037, $14,270 and $13,029 for 1999, 1998 and 1997, respectively, were recorded in net sales, with the remainder recorded in selling, general and administrative expenses. The amounts of bottler incentives received from PepsiCo was more than 90% of total bottler incentives in each of the years, with the balance received from the other brand owners.

EXCLUSIVE BEVERAGE POURING RIGHTS CONTRACTS

         Amounts paid pursuant to contracts providing the Company with exclusive beverage pouring rights are capitalized and amortized on a straight-line basis over the terms of the related contracts. PepsiCo, at its sole discretion, provides direct funding for certain pouring rights contracts. PepsiCo funding for specific multi-year contracts is deferred and recognized as an offset to amortization of the designated pouring rights contract on a straight-line basis over the terms of the related contracts. PepsiCo support provided for nonspecific pouring rights contracts is deferred and recognized as an offset to amortization of the pouring rights asset on a straight-line basis in accordance with the terms of such agreements. At December 31, 1999, pouring rights assets, net of related PepsiCo support, totaled approximately $17,171, with the current portion of approximately $1,891 reflected in prepaids and other current assets in the accompanying consolidated balance sheet.

MARKETING AND ADVERTISING COSTS

         The Company is involved in a variety of programs to promote its products. Advertising and marketing costs are expensed in the year incurred. Certain advertising and marketing costs incurred by the Company are reimbursed by PepsiCo and other brand owners in the form of marketing support. This form of marketing support is recorded as a reduction in advertising and marketing expenses. Advertising and marketing expenses were $1,286, $2,219 and $1,697 in 1999, 1998 and 1997, respectively, net of brand owner support.

REVENUE RECOGNITION

         Revenues are recognized when goods are shipped.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured by its fair value. Changes in a derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The statement is effective for fiscal years beginning after June 15, 2000. The Company does not trade in derivative financial instruments and does not use financial instruments to hedge its exposure to interest rate risk. Management does not believe the adoption of this statement will have a material impact on the Company's consolidated financial position or results of operations.

3.       INVENTORIES:

         Inventories are stated at the lower of cost (first-in, first-out method) or market and included the following at December 31:

                                                         1999             1998
                                                      ---------        ---------
         Raw materials                                 $ 7,476          $ 3,116
         Finished goods                                 13,934           13,033
                                                      ---------        ---------
                                                       $21,410          $16,149
                                                      ---------        ---------
                                                      ---------        ---------

4.       ACCRUED LIABILITIES:

         Accrued liabilities consisted of the following at December 31:

                                                         1999             1998
                                                      ---------        ---------
         Payroll and related benefits                  $ 4,923          $ 1,713
         Taxes other than income                         3,176            2,970
         Insurance and related costs                     4,466            4,632
         Interest                                        1,691            1,858
         Marketing and advertising costs                 4,437            4,665
         Obligations under exclusive
           beverage pouring rights                       1,709               --
         Other                                             868              436
                                                      ---------        ---------
                                                       $21,270          $16,274
                                                      ---------        ---------
                                                      ---------        ---------

5.       INCOME TAXES:

         Prior to the October 15, 1999 combination (see Note 1), the Company filed consolidated federal and state income tax returns. Effective for tax years beginning October 16, 1999, the Company will be included in consolidated Federal income tax returns filed by PAS. Delta and PAS have entered into a tax sharing agreement whereby the consolidated income tax assets and liabilities of PAS will be allocated to Delta based on a separate company tax calculation.

         For the period from October 16, 1999 through December 31, 1999, the Company generated Federal income tax net operating loss carryforwards of approximately $28,493 ("post-acquisition carryforwards"). The Internal Revenue Code does not limit the Company's annual utilization of these post-acquisition carryforwards. The post-acquisition carryforwards expire in 2020.

         Also, through December 31, 1999, the Company had Federal income tax net operating loss carryforwards of approximately $30,983 and alternative minimum tax credit carryforwards of approximately $887, incurred through the combination date ("pre-acquisition carryforwards"). The pre-acquisition carryforwards expire through 2007. As a result of the combination, the Internal Revenue Code has limited the Company's utilization of the pre-acquisition carryforwards to approximately $5,600 per year. As of December 31, 1999, the Company also had tax credit carryforwards of approximately $887 that were incurred prior to March 1988. The tax credit carryforwards may be used through 2003.

         Subject to the limitations described above, the pre-acquisition and post-acquisition carryforwards and remaining tax credit carryforwards may be utilized by PAS in its consolidated Federal income tax returns. Accordingly, at December 31, 1999, the Company has recognized deferred income tax assets for the estimated future income tax benefits of pre-acquisition and post-acquisition carryforwards and remaining tax credit carryforwards that are expected to be realized through the reduction of future taxable income of the consolidated operations of PAS within the carryforward periods. As a result of the October 15, 1999 combination and the annual limitation on the pre-acquisition net operating loss carryforwards, the 1999 income tax provision includes a valuation allowance of approximately $987 for the tax credit carryforwards incurred prior to March 1988 that are expected to expire before they can be realized.

         Deferred income taxes were composed of the following at December 31:

                                                                                 1999               1998
                                                                              ----------         -----------

         Current deferred income tax assets                                    $  5,349           $  4,186
         Noncurrent deferred income tax assets, net of $987 valuation
              allowance at December 31, 1999                                     25,978             27,245
                                                                              ----------         -----------
                                                                                 31,327             31,431
         Noncurrent deferred income tax liabilities                              (6,261)            (6,174)
                                                                              ----------         -----------
                                                                               $ 25,066           $ 25,257
                                                                              ----------         -----------
                                                                              ----------         -----------

         The tax effects of significant temporary differences representing deferred income tax assets and liabilities at December 31, 1999 and 1998 were as follows:

                                                                                  1999               1998
                                                                                ----------         -----------
         Net operating loss and tax credit carryforwards                         $ 22,598           $ 15,750
         Basis difference in preferred stock                                        4,668              4,668
         Difference in book and tax basis of property and equipment,
              deferred financing costs and other assets                            (5,270)            (5,280)
         Deferred interest on subordinated debt, deferred compensation, and reserves not currently deductible for income tax
              purposes                                                              3,070             10,119
                                                                                ----------         -----------
                                                                                 $ 25,066           $ 25,257
                                                                                ----------         -----------
                                                                                ----------         -----------

         Income tax provision recorded in the consolidated statements of operations, net of taxes applicable to minority interest and extraordinary item, was as follows:

                                                                   1999             1998            1997
                                                                 --------         --------       ----------
          Current                                                 $(192)           $(465)         $  (235)
          Deferred                                                 (315)              29           (1,805)
                                                                 --------         --------       ----------
                                                                  $(507)           $(436)         $(2,040)
                                                                 --------         --------       ----------
                                                                 --------         --------       ----------

         A reconciliation of the income tax provision to the amount computed by applying the federal statutory tax rate to income or loss before income taxes was as follows:

         (Expense)/Benefit                                     1999              1998              1997
                                                             --------          --------          --------
         Statutory federal income tax rate                     34.0%             34.0%            (34.0)%
         State income taxes, net of federal benefit             4.0              (1.1)             (4.5)
         Franchise rights amortization                        (27.4)            (39.8)            (70.4)
         Valuation allowance                                  (21.2)               --                --
         Change in effective state income tax rate               --              (5.0)                -
         Meals and entertainment disallowance                  (1.9)             (2.6)             (4.9)
         State tax credits                                       --               1.8               5.2
         Other, net                                             1.6              (0.9)             (2.5)
                                                             --------          --------          --------
                                                              (10.9)%           (13.6)%          (111.1)%
                                                             --------          --------          --------
                                                             --------          --------          --------

6.       LONG-TERM DEBT AND OTHER LIABILITIES:

         Long-term debt and other liabilities consisted of the following at December 31:

                                                                                   1999                1998
                                                                                -----------         -----------
         Senior notes payable, 9.75%, due December 16, 2003                      $ 120,000           $ 120,000
         Subordinated notes payable, 11%,                                               --              48,573
         Revolving line of credit                                                    4,700               5,600
         Note payable to Poydras, interest at the prime rate plus 1%
            (9.50% and 8.75% at December 31, 1999 and 1998,
            respectively), due December 31, 2007                                     1,839               1,839
         Capital lease obligations, 10.89%, due in monthly installments
            through May 1999                                                            --                  96
         Marketing support obligations, imputed interest at 8.25% to
            8.75%, payments due quarterly through April 26, 2001                       203                 331
         Deferred purchase obligation                                                  900                 900
         Obligations under deferred compensation plans                               2,302               3,333
         Obligations under exclusive beverage pouring rights contracts              10,867                  --
         Other                                                                          60                  58
                                                                                -----------         -----------
                                                                                   140,871             180,730
         Less current maturities of long-term debt                                    (186)               (240)
                                                                                -----------         -----------
                                                                                 $ 140,685           $ 180,490
                                                                                -----------         -----------
                                                                                -----------         -----------

         The senior notes are general unsecured obligations of the Company and are senior to all existing and future subordinated indebtedness of the Company. Interest on the senior notes is payable semi-annually on June 15 and December 15. The senior notes mature on December 16, 2003.

         Delta is party to a $30 million revolving line of credit to be used for working capital purposes. The revolving line of credit matures on December 16, 2001, and bears interest, at Delta's option, at LIBOR or a defined margin over the higher of (1) the bank's prime rate or (2) the federal funds rate plus 0.5% (the "base rate"). Borrowings are limited to the sum of 80% of Delta's eligible receivables and 50% of Delta's eligible inventory. The line of credit includes a swing line facility of up to $2,500. Swing line loans bear interest at either the base rate or at an otherwise mutually agreed upon rate of interest. The line of credit also includes a $10,000 limit for the issuance of letters of credit; the letter of credit facility fee is based on the Eurodollar applicable margin less 0.125%. The agreement also provides for a fee on the unused commitment ranging from 0.25% to 0.50%. Borrowings under the line of credit are secured by Delta's accounts receivable and inventory. Interest and commitment fees are payable quarterly.

         As of December 31, 1999 and 1998, $4,700 and $5,600, respectively, was outstanding under the revolving line of credit, including $2,500 under the swing line facility. The interest rates as of December 31, 1999 and 1998 on amounts outstanding under the swing line facility were 6.92% and 6.88%, respectively, while the interest rates on remaining amounts outstanding were 9.00% and 8.25%, respectively.

         Delta has issued subordinated notes ("Notes"), with interest due semi-annually on April 1 and October 1, that can be paid in cash or, at the option of Delta, by the issuance of additional subordinated notes ("PIK Notes"). The Notes bear interest at 11% or 15% depending upon whether the terms of the note agreement would have permitted Delta to pay any portion of the interest in cash. Delta issued additional subordinated notes of $5,490 and $4,935 under this provision during 1999 and 1998, respectively. These additional notes bear interest at 11% and are included with subordinated notes payable in the preceding table. The subordinated notes mature on December 23, 2003. Prior to the October 15, 1999 combination, certain Delta preferred and non-voting common stockholders were subordinated debt holders.

        In connection with the transaction contemplated by the Delta Exchange Agreement, the Subordinated Noteholders sold their notes to PAS.

         The Company's revolving credit and senior notes payable debt agreement requires, among other things, the maintenance of certain minimum financial ratios and financial requirements, and limit additional indebtedness, sales of assets, investments and capital expenditures. The agreements also restrict the payment of dividends and limit capital stock transactions. The Company was in compliance with all such debt covenants at December 31, 1999.

         Current maturities of obligations under exclusive beverage pouring rights contracts are included in accrued liabilities in the consolidated balance sheets (see Note 4). The remaining obligations will be paid over the respective contract terms, which range from two to ten years.

         In 1995, the Joint Venture acquired Miller Brands of Greater New Orleans, Inc., a beer products distributor. The purchase price included a $900 deferred obligation payable upon the Miller business, as acquired, achieving an annual $8,000 gross profit. Also, in connection with the 1995 and 1996 acquisitions of beer products distributors, the Joint Venture entered into marketing support agreements with Miller Brewing Company's advertising agency for the general promotion of Miller products in the greater New Orleans, Louisiana area. The marketing support obligations are to be paid through April 2001.

         Scheduled maturities of long-term debt, excluding the subordinated notes payable to PAS, during the five years subsequent to 1999 are as follows:

          Year                                              Amount
          2000 ........................................   $    186
          2001 ........................................      4,717
          2002 ........................................          -
          2003 ........................................    120,000
          2004 ........................................          -

7.       STOCKHOLDERS' EQUITY:

PREFERRED STOCK

         Authorized preferred stock consists of 30,000 designated shares of Series AA preferred stock, of which 6,440.17 shares are outstanding at December 31, 1999. The Series AA preferred stock does not have voting rights and is not convertible into common stock. Series AA preferred stockholders receive cumulative dividends at an annual rate of 6% based on the $5 stated value per share. The rate will increase 2% annually beginning October 1, 2004, but is limited to a cumulative increase of 8%. Following the combination transaction described in Note 1, dividends are required to be paid quarterly in cash. Prior to the combination, dividends were payable in cash or in additional shares of Series AA preferred stock. The preferred dividends through October 15, 1999 were paid with additional shares of preferred stock.

         In the event of a liquidation, Series AA preferred stockholders have a $5 per share liquidation preference.

VOTING COMMON STOCK

         Voting common stock consists of 60,000 authorized shares.

NON-VOTING COMMON STOCK

         Non-voting common stock consists of 35,000 authorized shares.

8.       LEASES:

         The Company leases certain buildings and other facilities, vehicles and equipment under agreements expiring through 2010.

         Future minimum rental payments under all non-cancelable operating leases with initial or remaining lease terms of one year or more were as follows at December 31, 1999:

          Year                                                                 Amount
          ----                                                               ----------
          2000 ..........................................................        3,567
          2001 ..........................................................        2,897
          2002 ..........................................................        2,174
          2003 ..........................................................        1,087
          2004 ..........................................................          675
          Thereafter ....................................................        1,324
                                                                             ----------
                                                                               $11,724
                                                                             ----------
                                                                             ----------

         Total rent expense during 1999, 1998 and 1997 was $4,209, $5,130 and $4,252, respectively.

9.       RELATED PARTY TRANSACTIONS:

         The Company is a licensed producer and distributor of Pepsi-Cola and related soft drinks and other beverages. The Company purchases concentrate from PepsiCo to be used in the production of carbonated soft drinks and other ready-to-drink beverages. The Company also produces or distributes other products and purchases finished goods and concentrate through various arrangements with PepsiCo or PepsiCo joint ventures. Such purchases are reflected in cost of sales. PepsiCo and the Company share a business objective of increasing the availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo provides the Company with various forms of marketing support to promote Pepsi-Cola beverages. This support covers a variety of initiatives, including marketplace support, marketing programs, capital equipment investments and shared media expense. Based on the objective of the programs and initiatives, marketing support is recorded as an adjustment to net sales or as a reduction of selling, general and administrative expense.

         There are no minimum fees or payments that the Company is required to make to PepsiCo, nor is the Company obligated to PepsiCo under any minimum purchase requirements. There are no conditions or requirements that could result in the repayment of any marketing support payments received by the Company from PepsiCo.

         The Company has entered into a management agreement with Pohlad Companies. For services performed pursuant to the agreement, the Company pays Pohlad Companies a management fee. Management fees of $511, $550 and $551 were paid during 1999, 1998 and 1997, respectively.

         In 1998 the Company entered into an accounting services agreement with PAS. For services performed pursuant to this agreement, PAS pays the Company an accounting services fee. Accounting services fees of $497 and $170, respectively, were received in 1999 and 1998. In addition, the Company sold $1,367 and $5,411, respectively, of product at cost to PAS in 1999 and 1998, and as of December 31, 1999 and 1998 had receivables from PAS of $778 and $255, respectively.

10.      EMPLOYEE BENEFITS:

         The Company sponsors a defined contribution employee benefit plan which covers all eligible full-time employees. Employees who participate in the plan can defer up to 15% of their salaries and wages and receive matching payments by the Company of 50% of those deferrals, limited to annual employer contributions of $1.0 per employee. The Company's contributions were $502 for 1999, $546 for 1998 and $581 for 1997.

         The Company also maintains a nonqualified deferred compensation plan which is available for certain executives of the Company, as selected by the Company's board of directors. Executives who participate in the plan may elect to defer a percentage of their compensation (as defined), subject to limitations imposed by the Internal Revenue Service and the Company, and are eligible to receive discretionary contributions from the Company. Employee deferrals and employer discretionary contributions are held in a trust restricted from the general assets of the Company. Restricted assets held in trust, included in other assets in the accompanying consolidated balance sheets, totaled $2,015 and $1,692 at December 31, 1999 and 1998, respectively.

         The Company had a restricted stock bonus plan under which executives and key employees were awarded shares of the Company's common stock. At the time of the combination, any such outstanding stock was reissued as PAS Class B common stock and the plan was terminated.

         Prior to the October 15, 1999 combination transaction described in
Note 1, Delta maintained a phantom stock plan available to certain key members of management. This plan allowed eligible executives to participate in the continued success of the Company based upon the appreciation in the equity value of the Company, as defined. At December 31, 1998, the equivalent of 38,200 shares had been granted under this plan. During 1998, benefits of $295 were earned under the plan.

         In the 1999 fourth quarter, the Company revalued the deferred compensation under the phantom stock plan based upon the revised equity value of the Company, determined by a third party investment bank in connection with the combination transaction described in Note 1. The Company then terminated the deferred compensation plan by issuing to the participants in satisfaction of the obligation 428,891 shares of Class B common stock in PAS, and by granting 399,449 qualified stock options to acquire shares of Class B common stock in PAS under a stock option plan established by PAS in 1999. The redetermination of the deferred compensation plan resulted in a charge to earnings of $2,863 and the satisfaction of this obligation resulted in $2,289 in additional contributed capital.

11.      CERTAIN SIGNIFICANT ESTIMATES:

SELF INSURANCE

         The Company maintains self insurance reserves for estimated workers' compensation and product, automobile and general liability claims. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for items such as medical costs, environmental hazards and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. As of December 31, 1999 and 1998, the Company had $8,169 and $8,454 in outstanding letters of credit to secure the obligations to insurance companies for workers' compensation and product, automobile and general liability claims.

LOSS CONTINGENCIES

         The Company is subject to various litigation, claims and assessments arising in the normal course of business. Management believes that the ultimate resolution of these matters, either individually or in the aggregate, will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

DEFERRED INCOME TAX ASSETS

         The Company has recorded deferred income tax assets reflecting the expected future benefits of tax net operating loss carryforwards which expire in varying amounts through 2007 and 2020 (see Note 5). Realization is dependent on generating sufficient taxable income prior to expiration of these carryforwards. Although realization is not assured, management believes that it is "more likely than not" that all of the deferred income tax assets resulting from operating loss carryforwards will be realized. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

                          FINANCIAL STATEMENT SCHEDULE

                    Report of Independent Public Accountants
                         on Financial Statement Schedule


To Delta Beverage Group, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Delta Beverage Group, Inc. and subsidiary included in this Form 10-K and have issued our report thereon dated March 1, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                              ARTHUR ANDERSEN LLP


Memphis, Tennessee,
March 1, 2000.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                             (Dollars in thousands)

                                                Balance at      Deductions                                           Balance at
                                                Beginning       (Additions)                                            End of
                                                of Period       to Earnings       Recoveries        Write-offs         Period
                                               ------------    -------------     ------------      ------------     -----------
Allowance for doubtful accounts for the
     year ended December 31, 1999                $   597          $ 1,132           $   104          $  (535)          $ 1,298
Allowance for doubtful accounts for the
     year ended December 31, 1998                $   562          $   162           $   341          $  (468)          $   597
Allowance for doubtful accounts for the
     year ended December 31, 1997                $   500          $  (439)          $   596          $   (95)          $   562

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to the directors and executive officers of the Company as of March 15, 2000. All directors of the Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Executive officers are elected by the board of directors to hold office until their successors are elected and qualified. There are no family relationships between any director or officer.

Name                                  Age    Position(s) With Company
----                                  ---    ------------------------
Robert C. Pohlad                       45    Chief Executive Officer and Director

John F. Bierbaum                       55    Chief Financial Officer, Vice President and Director

Kenneth E. Keiser                      48    President and Chief Operating Officer

Bradley J. Braun                       45    Vice President, Finance and Assistant Secretary

Jay S. Hulbert                         46    Vice President, Operations

Michael G. Naylor                      41    Vice President, General Manager

Charles M. Pullias                     50    Vice President, General Manager

Raymond R. Stitle                      46    Vice President, Human Resources

Donald E. Benson                       69    Chairman of the Board

Christopher E. Clouser                 48    Director

Philip N. Hughes                       65    Director

John F. Woodhead                       61    Director

         ROBERT C. POHLAD. Mr. Pohlad has served as director and Chief Executive Officer of the Company since 1988. Since 1987, Mr. Pohlad has also served as President of Pohlad Companies, a holding and management services company, which provides management services to the Company. Prior to 1987, Mr. Pohlad was Northwest Area Vice President of the Pepsi-Cola Bottling Group. Mr. Pohlad also currently serves as a director for PAS, Mesaba Holdings, Inc. and Grow Biz International, Inc. See "Certain Relationships and Related Transactions - Management Agreement."

         JOHN F. BIERBAUM. Mr. Bierbaum has served as director of the Company since 1993, and as Chief Financial Officer of the Company since March 1988. Mr. Bierbaum is also Chief Financial Officer of Pohlad Companies, a holding and management services company, which provides management services to the Company. Mr. Bierbaum has been associated with Pohlad Companies from 1975 to the present in a variety of capacities, including his current position. Mr. Bierbaum is also Chief Financial Officer of PAS. From 1986 to 1988, Mr. Bierbaum served as Vice President of the Pepsi-Cola Bottling Company of Tampa. See "Certain Relationships and Related Transactions - Management Agreement."

         KENNETH E. KEISER. Mr. Keiser joined the Company in his present position in 1990. Mr. Keiser is also President of PAS and has held such position since July 1998. From 1976 to 1990, he was employed by the Pepsi-Cola Bottling Group in various capacities, including Division Vice President of the Central Division from 1989 to 1990, Vice President of the Minneapolis Area from 1986 to 1989, Director of Corporate Trade Development from 1985 to 1986, Area Vice President of Philadelphia from 1982 to 1985, and various other capacities from 1976 to 1985. See "Executive Compensation - Employment Agreement."

         BRADLEY J. BRAUN. Mr. Braun became Vice President, Finance and Assistant Secretary for the Company in September 1991. Prior to joining the Company, Mr. Braun served as Controller of Dakota, a PepsiCo franchise bottler which at that time was a wholly-owned subsidiary of Pohlad Companies. Mr. Braun is also an officer of PAS.

         JAY S. HULBERT. Mr. Hulbert joined the Company in 1988 as Director of Operations, and in January 1991 was promoted to his current position of Vice President, Operations. Prior to joining the Company, Mr. Hulbert spent seven years working for the Pepsi-Cola Bottling Group in a variety of capacities. Mr. Hulbert is also an officer of PAS.

         MICHAEL G. NAYLOR. Mr. Naylor joined the Company in 1984. In January 1991, Mr. Naylor was promoted to his present position of Vice President, General Manager. From 1984 to 1990, Mr. Naylor served the Company in a variety of capacities, including Regional Sales Manager. Mr. Naylor is also an officer of PAS.

         CHARLES M. PULLIAS. Mr. Pullias joined the Company in 1991 as Vice President of Sales for the Southern Region. In January 1991, Mr. Pullias was promoted to his current position of Vice President, General Manager. Prior to 1991, Mr. Pullias spent ten years working for the Pepsi-Cola Company in Texas in various sales and marketing positions. Mr. Pullias is also an officer of PAS.

         RAYMOND R. STITLE. Mr. Stitle joined the Company in 1988 as Director of Human Resources, and was promoted to his current position of Vice President, Human Resources in January 1991. Prior to joining the Company, Mr. Stitle was employed by Pepsi-Cola USA. Mr. Stitle is also an officer of PAS.

         DONALD E. BENSON. Mr. Benson has been a director of the Company since 1988. Mr. Benson also serves as director for Mass Mutual Corporate Investors, Mass Mutual Participation Investors, Mesaba Holdings, Inc., National Mercantile Bancorp and Mercantile National Bank. Since 1995, Mr. Benson has also been employed by Pohlad Companies, a holding and management services company, which provides management services to the Company, and another of its affiliates, CRP Holdings, Inc., a management services company. Mr. Benson has served as a director and as Executive Vice President of Marquette Bancshares, Inc., a bank holding company and an affiliate of Pohlad Companies since 1993, and with its predecessor organizations since 1968.

         CHRISTOPHER E. CLOUSER. Mr. Clouser has been a director of the Company since 1995. Mr. Clouser was named President, Chief Executive Officer and a director of Preview Travel Inc., an Internet travel company, in July 1999. From 1991 to July 1999, Mr. Clouser served as Senior Vice President of Communications, Human Resources and Administration of Northwest Airlines, Inc. Mr. Clouser has previously held officer positions at Bell Atlantic, Hallmark Cards, U.S. Sprint and United Telecom. Mr. Clouser is currently a director of PAS, CRP Sports, Inc. the managing general partner of the Minnesota Twins baseball club, Colo.com and Preview Travel, Inc.

         PHILIP N. HUGHES. Mr. Hughes has been a director of the Company since 1988. Mr. Hughes is owner of Miller Printing, Inc., a commercial printer, and Rocket Lube, Inc., a chain of quick-service vehicle lube operations. Mr. Hughes also serves as a director of PAS.

         JOHN F. WOODHEAD. Mr. Woodhead has been a director of the Company since 1994. From 1971 to October 1999, Mr. Woodhead provided management consulting services to Dakota, a PepsiCo franchise bottler which at that time was a wholly-owned subsidiary of Pohlad Companies. Mr. Woodhead is also currently owner and President of JFW Inc., a management services company, owner and President of JFW Motor Sports, Inc., an investment and leasing company and owner and President of Woodhead Properties, a real estate investment firm.

Since 1992, Mr. Woodhead has also served as President and Chairman of Park National Bank. From 1982 to 1995, Mr. Woodhead was owner and Chairman of Allstate Medical Products. Mr. Woodhead is a director of WisPak, Inc. having served in this capacity since December 1997. Mr. Woodhead is also a director of PAS.

BOARD OF DIRECTORS COMMITTEES AND COMPENSATION

         The Company has an Executive Committee whose members, as of December 31, 1999, included Robert C. Pohlad and Donald E. Benson. John H. Agee, a former director of the Company, served on the Executive Committee during a portion of fiscal year 1999. The Executive Committee is authorized by the board of directors to have and exercise the authority of the board of directors in the management of the business of the Company, including determining compensation levels for the Company's executives and officers. The Company also has an Audit Committee whose members, as of December 31, 1999, included Donald E. Benson and Philip N. Hughes. John H. Agee served on the Audit Committee during a portion of fiscal year 1999. The Audit Committee is responsible for recommending independent public accountants, reviewing with the independent public accountants the scope and results of the audit engagement, establishing and monitoring the Company's financial policies and control procedures, reviewing and monitoring the provision of non-audit services by the Company's independent public accountants and reviewing all potential conflict of interest situations. In addition, the Company has a Compensation Committee whose members, as of December 31, 1999, included Christopher E. Clouser and John F. Woodhead. Gerald A. Schwalbach, a former director of the Company, served on the Compensation Committee during a portion of fiscal year 1999. The Compensation Committee is responsible for approving executive compensation and incentive programs.

         Outside directors are paid $500 for each board meeting attended, plus reasonable travel expenses. No payment is made to employee-directors or directors with an equity interest in the Company.

ITEM 11  EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid by the Company to its most highly paid executive officers for the fiscal years ended December 31, 1999, 1998 and 1997. Neither Robert C. Pohlad, the Company's Chief Executive Officer, nor John F. Bierbaum, the Company's Chief Financial Officer, receive any compensation from the Company, except that Mr. Bierbaum participates in the Company's Superior Performance Incentive Bonus Plan and participated in the Company's Phantom Stock Plan, which was terminated in the 1999 fiscal year - see " - Employee Benefit Plans." Until consummation of the transaction contemplated by the Delta Exchange Agreement, the services of John Bierbaum and Robert Pohlad were provided to the Company pursuant to a Management Agreement between the Company and Pohlad Companies. See "Certain Relationships and Related Transactions - Management Agreement."

                        SUMMARY COMPENSATION TABLE

                                                               Annual Compensation
                                              ------------------------------------------------------
                                                                                        Other Annual      All Other
                                                                                        Compensation     Compensation
Name and Principal Position                    Year       Salary ($)    Bonus ($) (1)     ($) (2)          ($) (3)
                                              ------      ----------    -------------   ------------     ------------
Kenneth E. Keiser                              1999         266,500         135,975              --       2,244,220
   President and Chief Operating Officer       1998         274,000         107,750              --              --
                                               1997         260,000         143,000              --              --

Charles M. Pullias                             1999         157,000          11,775              --         325,412
   Vice President, General Manager             1998         150,200          22,600         108,334              --
                                               1997         144,900          43,500          73,333              --

Jay S. Hulbert                                 1999         119,400          33,680              --         325,412
   Vice President, Operations                  1998         125,100          32,250          54,167              --
                                               1997         118,900          47,600          83,333              --

Michael G. Naylor                              1999         139,360          10,450              --         325,412
   Vice President, General Manager             1998         134,000          20,100          54,167              --
                                               1997         116,600          46,640          83,333              --

Bradley J. Braun                               1999         117,000          32,600              --         325,412
   Vice President, Finance                     1998         116,100          30,900         108,334              --
                                               1997         110,500          44,200          73,333              --

---------------
(1) Reflects bonuses awarded pursuant to the Company's 1995 bonus plan for certain employees of the Company based in part on the financial performance of the Company.

(2) Reflects payment awarded pursuant to the Company's Superior Performance Incentive Bonus Agreement.

(3) Represents the value of shares of PAS Class B common stock issued and options granted by PAS in consideration of the cancellation of rights previously granted under Delta's phantom stock plan.

EMPLOYMENT AGREEMENT

         Until consummation of the transaction contemplated by the Delta Exchange Agreement, the Company had an employment agreement with its Chief Operating Officer, Kenneth E. Keiser. Under the terms of the employment agreement, Mr. Keiser received a base salary as determined by the Company's board of directors, with any increases in such base salary subject to the unanimous approval of the board of directors. Pursuant to the employment agreement, Mr. Keiser was also eligible to participate in Company incentive plans and receive an incentive bonus and fringe benefits available to other employees of the Company.

         The employment agreement was renewable for one year terms each February 1. Had Mr. Keiser's employment been terminated for any reason prior to the expiration of a term, Mr. Keiser would have been prohibited, through such term, from (i) providing services, directly or indirectly, to any person or organization which is in the same or similar business as or is in competition with the Company, (ii) advising any Company employee or anyone in the service of the Company to compete with the Company or (iii) advising any competitor of the Company to engage the services of any Company employee or anyone in the service of the Company.

EMPLOYEE BENEFIT PLANS

         GENERAL. The Company makes a variety of benefits available to its employees. The Company sponsors welfare benefits programs that provide health, dental, life and accidental death and dismemberment insurance coverage to substantially all employees. The Company does not presently maintain or contribute to any defined benefit pension plans or multi-employer pension plans.

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

         PHANTOM STOCK PLAN. The Phantom Stock Plan was terminated in November 1999 as part of the Merger. Participants in the Phantom Stock Plan were issued shares of PAS Class B common stock and were granted options to purchase shares of PAS Class B common stock in consideration of the cancellation of outstanding rights granted under the Phantom Stock Plan.

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

COMPENSATION OF DIRECTORS

         See "Directors and Executive Officers - Board of Directors Committees and Compensation."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of the compensation committee of the Company's board of directors was an officer, former officer or employee of the Company during the fiscal year ended December 31, 1999. Other than Robert C. Pohlad, no executive officer of the Company served as a member of the compensation committee or the board of directors of another entity, one of whose executive officers served on the Company's compensation committee or board of directors during the fiscal year ended December 31, 1999. Mr. Pohlad, the Company's Chief Executive Officer, serves as a member of the compensation committee of the board of directors of PAS. Robert C. Pohlad and John F. Bierbaum, executive officers of PAS, serve on the Company's board of directors.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of the close of business on February 1, 2000, the Company had outstanding 53,251.80 shares of Common Stock and 6,440.17 shares of non-convertible series AA preferred stock, $0.01 par value per share ("Preferred Stock"). The Common Stock consists of 20,301.87 shares of voting Common Stock and 32,949.93 shares of non-voting Common Stock.

         The following table contains certain information as of March 15, 2000 as to the number of shares of voting Common Stock beneficially owned by
(i) each person known by the Company to own beneficially more than five percent (5%) of the Company's stock, (ii) each person who is a director of the Company, (iii) each executive officer named in the Summary Compensation Table and (iv) all persons who are directors and officers of the Company as a group, and as to the percentage of the outstanding shares held by them on such date. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares.

                                                              Common Stock
                                               -------------------------------------------
                                                 Number of Shares
      Name of Beneficial Owner or Group         Beneficially Owned       Percent of Class
      ---------------------------------        --------------------     ------------------
           PepsiAmericas, Inc.
           3880 Dain Rauscher Plaza
           60 South Sixth Street
           Minneapolis, MN  55402                    53,251.80                100%

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

         The Company has a management agreement with Pohlad Companies (the "Delta Management Agreement"). Robert C. Pohlad, the Company's Chairman and Chief Executive Officer, is President, a director and a one-third equity owner of Pohlad Companies. Pohlad Companies is a holding and management services company which has interests in several entities, including PAS.

         Subject to any limitations imposed by the Company's Certificate of Incorporation, Bylaws or Board of Directors, Pohlad Companies provides the Company with consulting and advisory services with respect to PepsiCo and other franchisors and general business matters.

         For services performed pursuant to the Delta Management Agreement, the Company pays Pohlad Companies an annual fee of $250,000, which escalates each year with increases in the Company's gross revenue. Management fees of approximately $550,000 and $511,000 were paid in fiscal years 1998 and 1999, respectively, under the Delta Management Agreement. In connection with the Merger, the Delta Management Agreement was amended to decrease the annual fee payable thereunder to $250,000 from $500,000.

         The Delta Management Agreement may be terminated by either the Company or Pohlad Companies, when Pohlad Companies or its affiliates cease to hold common stock in the Company, or when Pohlad Companies is no longer controlled by members of the Pohlad family. For purposes of the Delta Management Agreement, an "affiliate" of Pohlad Companies means any person or entity controlling or controlled by or under common control with Pohlad Companies and "control" means the power to direct the management and policies of Pohlad Companies, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise. For purposes of the Delta Management Agreement, members of the Pohlad family means Carl R. Pohlad and his spouse, children, grandchildren, sons-in-law, daughters-in-law, and corporation or partnership controlled or affiliated with any of the foregoing and any employees of such corporations or partnerships, and any trust or foundation in which any of the foregoing has a substantial beneficial interest or serves as a trustee or in any similar capacity and retains voting powers of securities held in the trust or the foundation. Robert C. Pohlad and his brothers, James O. Pohlad and William M. Pohlad, are all sons of Carl
R. Pohlad, and the owners of all the equity interest of Pohlad Companies.

ACCOUNTING SERVICES AGREEMENT

         The Company entered into an Accounting Services Agreement with PAS effective July 20, 1998 (the "Accounting Services Agreement") pursuant to which the Company performs accounting and management information system services for PAS. The Company is entitled to an annual fee for such services in an amount equal to the aggregate costs and expenses incurred by the Company and allocated by the Company based on case volume of PAS. Accounting services fees of approximately $170,000 and $497,000 were paid to the Company in fiscal years 1998 and 1999, respectively, under the Accounting Services Agreement. Either party may terminate the Accounting Services Agreement after ten years. In addition, the Company sold $5,411,000 and $1,367,000 of product at cost to PAS during fiscal years 1998 and 1999, respectively, and as of December 31, 1998 and 1999, had receivables from PAS of $255,000 and $778,000, respectively. Robert C. Pohlad, the Chief Executive Officer and a director of the Company, is Chairman of the Board and Chief Executive Officer of PAS.

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

         The Company in its role as Managing Venturer of the Joint Venture may cause the Joint Venture to borrow funds to support the operations of the Joint Venture. To the extent the Joint Venture is unable to borrow such funds, the Managing Venturer may call upon Poydras and the Company to make loans to the Joint Venture ("Mandatory Loans") in proportion to their respective ownership interests, in such amounts and payable at such times, in such manner and on such terms as may reasonably be determined by the Managing Venturer; provided, however, that unless and until determined otherwise by the Management Committee, Mandatory Loans will bear interest, payable quarterly, at a rate per annum equal to 1.0% over the prime or reference rate announced from time to time by Citibank, N.A. In the event either Poydras or the Company fails to make a Mandatory Loan (a "Refusing Venturer"), the party which has made the Mandatory Loan may (i) pursue any and all legal remedies against the Refusing Venturer and recover costs and expenses from the Refusing Venturer in connection with the pursuit of such remedies or (ii) make a loan to the Refusing Venturer in the amount of the Refusing Venturer's Mandatory Loan, which loan will bear interest, payable monthly, at a rate per annum equal to 5.0% over the prime or reference rate announced from time to time by Citibank, N.A. The Company had loaned approximately $28.3 million to the Joint Venture as of December 31, 1999, of which $3.0 million was a Mandatory Loan. Poydras had loaned approximately $1.8 million to the Joint Venture as of December 31, 1999, all of which was a Mandatory Loan.

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

SHAREHOLDERS' AGREEMENT

         The Company and its shareholders entered into a Shareholders' Agreement restricting the sale and transfer of (i) any common stock of the Company or the beneficial ownership thereof or (ii) any franchise rights relating to PepsiCo (the "Franchise Rights"), except for those sales or transfers to any affiliate of Pohlad Companies or to any affiliate of the owner of the common stock or Franchise Rights. The Shareholders' Agreement was terminated in October 1999 upon consummation of the transaction contemplated by the Delta Exchange Agreement.

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

         (2)      Financial Statement Schedule.

                   Report of Independent Public Accountants on Financial Statement Schedule
                   Schedule II - Valuation and Qualifying Accounts

         (3)      Exhibits.

                  3.1      Third Amended and Restated Certificate of
                           Incorporation of the Company.

                  3.2      Amended and Restated Bylaws of the Company
                           (incorporated by reference to the Company's
                           Registration Statement on Form S-4 (File No.
                           333-19233) filed on January 3, 1997).

                  4.1 Indenture, dated as of December 17, 1996, between the Company and Norwest Bank Minnesota, National
                           Association, as Trustee, relating to $120,000,000 principal amount of 9 3/4% Senior Notes Due 2003, including form of Initial Global Note (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3,
                           1997).

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

                  10.1 Management Agreement, dated as of March 8, 1988, by and between The Bellfonte Company and Mid-South
                           Acquisition Corporation (incorporated by reference to the Company's Registration Statement on Form S-4
                           (File No. 333-19233) filed on January 3, 1997).

                  10.2     Miller Brewing Company Distributor Agreement, dated
                           January 1, 1999, as amended, between
                           Pepsi-Cola/Seven-Up Beverage Group of Louisiana and
                           Miller Brewing Company.


                  10.3 Amended and Restated Joint Venture Agreement, effective as of September 3, 1992, by and between the Company and Poydras Street Investors L.L.C.
                           (incorporated by reference to the Company's
                           Registration Statement on Form S-4 (File No.
                           333-19233) filed on January 3, 1997).

                  10.4 Delta Exchange Agreement, effective June 28, 1999, by and between the Company's shareholders and PepsiAmericas, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on July
                           14, 1999).

                  27.1     Financial Data Schedule.

         (b)               Reports on Form 8-K.

                           The Company's Current Report on Form 8-K on October 26, 1999, relating to the acquisition by PepsiAmericas, Inc. of Delta Beverage Group, Inc. pursuant to an Exchange Agreement.

                           The Company's Current Report on Form 8-K/A on November 17, 1999, relating to the Company's determination that the acquisition by PepsiAmericas, Inc. of the Company pursuant to an Exchange Agreement did not constitute a change of control under the Company's senior notes.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                                           DELTA BEVERAGE GROUP, INC.



                                           By:   /s/ Robert C. Pohlad
                                               -------------------------------
                                                    Robert C. Pohlad
                                                    Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  /s/ Robert C. Pohlad                   Chief Executive Officer and Director
-------------------------------          (Principal Executive Officer)                  March 30, 2000
Robert C. Pohlad


  /s/ John F. Bierbaum                   Chief Financial Officer and Director
-------------------------------          (Principal Accounting Officer and
John F. Bierbaum                         Principal Financial Officer)                   March 30, 2000


  /s/ Donald E. Benson
-------------------------------          Chairman of the Board                          March 30, 2000
Donald E. Benson


  /s/ Christopher E. Clouser
-------------------------------          Director                                       March 30, 2000
Christopher E. Clouser


  /s/ Philip N. Hughes
-------------------------------          Director                                       March 30, 2000
Philip N. Hughes


  /s/ John F. Woodhead
-------------------------------          Director                                       March 30, 2000
John F. Woodhead

                                INDEX TO EXHIBITS

Exhibit
Number   Description
-------  -----------
3.1      Third Amended and Restated Certificate of Incorporation of the Company.

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form S-4 (File No.
         333-19233) filed on January 3, 1997).

4.1 Indenture, dated as of December 17, 1996, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to
         $120,000,000 principal amount of 9 3/4% Senior Notes Due 2003, including form of Initial Global Note (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).

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

10.1     Management Agreement, dated as of March 8, 1988, by and between The
         Bellfonte Company and Mid-South Acquisition Corporation (incorporated by reference to the Company's Registration Statement on Form S-4 (File
         No. 333-19233) filed on January 3, 1997).

10.2 Miller Brewing Company Distributor Agreement, dated January 1, 1999, as amended, between Pepsi-Cola/Seven-Up Beverage Group of Louisiana and Miller Brewing Company.

10.3     Amended and Restated Joint Venture Agreement, effective as of September
         3, 1992, by and between the Company and Poydras Street Investors L.L.C.
         (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19233) filed on January 3, 1997).

10.4     Delta Exchange Agreement, effective June 28, 1999, by and between the
         Company's shareholders and PepsiAmericas, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on July 14,
         1999).

27.1     Financial Data Schedule.