Form 10-Q
period 2000-03-31
DELTA BEVERAGE GROUP INC
filed 2000-05-10
CIK 1029557

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q




/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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



         As of May 8, 2000, the issuer had outstanding: (i) 6,440.17 shares of Series AA Preferred Stock, $5,000 stated value, (ii) 20,301.87 shares of voting Common Stock, $.01 par value, and (iii) 32,949.93 shares of nonvoting Common Stock, $.01 par value.


================================================================================

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I.....................................................................................................       1

     ITEM 1.      FINANCIAL STATEMENTS.....................................................................       1
     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................................................      7

PART II...................................................................................................       11

     ITEM 1.      LEGAL PROCEEDINGS.......................................................................       11
     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K........................................................       11

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                    Unaudited

                             (Dollars in thousands)

                                                                      MARCH 31,               DECEMBER 31,
                                                                         2000                     1999
                                                                   ---------------           -------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                         $    4,245                 $   4,560
   Receivables
           Trade, net of allowance for doubtful
              accounts of $589 and $1,298                                26,031                    27,267
           Marketing and advertising                                      5,167                     6,284
           Other                                                          2,753                     3,982
   Inventories, at cost                                                  21,703                    21,410
   Shells, tanks and pallets                                              6,995                     6,820
   Prepaid expenses and other                                             6,058                     5,167
   Deferred income taxes                                                  5,441                     5,349
                                                                     ----------                 ---------
             Total current assets                                        78,393                    80,839
                                                                     ----------                 ---------

PROPERTY AND EQUIPMENT:
   Land                                                                   5,202                     5,202
   Buildings and improvements                                            19,960                    19,807
   Machinery and equipment                                              110,562                   104,292
                                                                     ----------                 ---------
                                                                        135,724                   129,301
   Less accumulated depreciation                                        (66,966)                  (64,680)
                                                                     ----------                 ---------
              Total property and equipment                               68,758                    64,621
                                                                     ----------                 ---------

OTHER ASSETS:
   Franchise rights, net of accumulated
       amortization of $58,858 and $57,946                              104,434                   105,346
   Deferred income taxes                                                 19,717                    19,717
   Deferred financing costs, beverage pouring
       rights and other                                                  24,541                    24,447
                                                                     ----------                 ---------
            Total other assets                                          148,692                   149,510
                                                                     ----------                 ---------
                                                                     $  295,843                 $ 294,970
                                                                     ==========                 =========

   The accompanying notes are an integral part of these financial statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                    Unaudited

                    (Dollars in thousands, except share data)

                                                                      MARCH 31,                DECEMBER 31,
                                                                       2000                       1999
                                                               --------------------            ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                              $      186                $      186
   Accounts payable                                                      18,999                    21,195
   Accrued liabilities                                                   20,489                    21,270
                                                                      ---------                ----------
           Total current liabilities                                     39,674                    42,651

LONG-TERM DEBT AND OTHER LIABILITIES                                    147,124                   140,685
NOTES PAYABLE TO PEPSIAMERICAS, INC.                                     54,392                    54,392
MINORITY INTEREST                                                         3,204                     3,284
                                                                     ----------                ----------
           Total liabilities                                            244,394                   241,012
                                                                     ----------                ----------

STOCKHOLDERS' EQUITY:
   Preferred stock:
       Series AA, $5,000 stated value, 30,000 shares
       authorized, 6,440.17 shares issued and outstanding                32,201                    32,201
   Common stock:
       Voting, $.01 par value, 60,000 shares authorized,
       20,301.87 shares issued and outstanding                                -                         -
       Nonvoting, $.01 par value, 35,000 shares authorized,
       32,949.93 shares issued and outstanding                                -                         -
   Additional paid-in capital                                           118,537                   118,054
   Accumulated deficit                                                  (99,289)                  (96,297)
                                                                     ----------                ----------
           Total stockholders' equity                                    51,449                    53,958
                                                                     ----------                ----------
                                                                     $  295,843                $  294,970
                                                                     ==========                ==========


   The accompanying notes are an integral part of these financial statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31

                                    Unaudited

                             (Dollars in thousands)

                                                           2000              1999
                                                         --------           ------
OPERATIONS:
   Net sales                                             $ 82,440           81,255
   Cost of sales                                           55,622           56,302
                                                         --------           ------
       Gross profit                                        26,818           24,953

   Selling, general and administrative expenses            23,488           21,856
   Amortization of franchise rights                           912              912
                                                         --------         --------
       Operating income                                     2,418            2,185
                                                         --------         --------

OTHER EXPENSES:
   Interest, net                                            4,992            4,710
   Other, net                                                   5               13
                                                         --------         --------
                                                            4,997            4,723
                                                         --------         --------

LOSS BEFORE INCOME TAXES
   AND MINORITY INTEREST                                   (2,579)          (2,538)

   Minority interest, net of taxes                             73              188
   Income tax benefit (expense)                                (3)           4,281
                                                         ---------        --------

NET INCOME (LOSS)                                        $ (2,509)        $  1,931
                                                         ========         ========


   The accompanying notes are an integral part of these financial statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31

                                    Unaudited
                             (Dollars in thousands)

                                                                         2000                      1999
                                                                       --------                  ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $  (2,509)                 $  1,931
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
           Depreciation and amortization                                  3,972                     3,774
           Non-cash interest on long-term debt                              189                     1,468
           Change in deferred income taxes                                  (92)                   (4,205)
           Minority interest (income) expense, before taxes                 (80)                     (265)
           Net expense under deferred
             compensation plans                                               8                         -
           Changes in current assets and liabilities:
             Receivables                                                  3,896                     1,613
             Inventories                                                   (293)                   (4,722)
             Shells, tanks and pallets                                     (175)                        -
             Prepaid expenses and other current assets                   (1,640)                     (586)
             Accounts payable and accrued liabilities                    (2,449)                    2,778
                                                                      ---------                  --------
               Net cash provided by operating activities                    827                     1,786
                                                                      ---------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (6,668)                   (2,692)
   Payments for exclusive beverage pouring rights                          (635)                   (1,742)
   Other                                                                    (39)                        -
                                                                      ----------                 --------
               Net cash used in investing activities                     (7,342)                   (4,434)
                                                                      ----------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving line of credit                             10,400                     7,000
   Payments on revolving line of credit                                  (4,200)                   (4,500)
   Principal payments on long-term debt and other
       liabilities                                                            -                       (36)
   Additional contributed capital from PepsiAmericas, Inc.                  483                         -
   Preferred stock dividends                                               (483)                        -
                                                                      -----------                --------
               Net cash provided by financing activities                  6,200                     2,464
                                                                      ---------                  --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (315)                     (184)
CASH AND CASH EQUIVALENTS, beginning of period                            4,560                     3,818
                                                                      ---------                  --------
CASH AND CASH EQUIVALENTS, end of period                              $   4,245                  $  3,634
                                                                      =========                  ========

   The accompanying notes are an integral part of these financial statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

1.       BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Delta Beverage Group, Inc. ("Delta," a Delaware corporation) and subsidiary (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) which are considered necessary for a fair presentation of financial position, results of operations and cash flows as of March 31, 2000, and for all interim periods presented. These condensed interim financial statements do not include all of the financial information and disclosures required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended December 31, 1999. Also, the results of operations for the interim periods presented may not be indicative of the results for the entire year.

2.       COMBINATION OF INTERESTS:

On June 28, 1999, the shareholders of Delta and Dakota Beverage Company, Inc. ("Dakota") entered into share exchange agreements with a related party entity, Pepsi-Cola Puerto Rico Bottling Company ("PPR"). On October 1, 1999, PPR's shareholders approved the issuance of shares as outlined in the exchange agreements, as well as an amendment to PPR's certificate of incorporation changing PPR's name to PepsiAmericas, Inc. ("PAS"). On October 15, 1999, PAS issued shares of its Class B Common Stock in connection with the acquisitions of Delta and Dakota pursuant to the exchange agreements, including 18,310,006 shares to the common shareholders of Delta. Prior to the issuance of PAS stock to the Delta and Dakota shareholders, PAS, Delta and Dakota shared common ownership and were under the common control of Pohlad Companies. Pohlad Companies continues to be a controlling shareholder of PAS. The combination was accounted for as a merger of entities under common control.

3.       PREFERRED STOCK:

Authorized preferred stock consists of 30,000 designated shares of Series AA preferred stock, of which 6,440.17 shares were outstanding at March 31, 2000. The Series AA preferred stock do not contain voting rights and is not convertible into common stock. Series AA preferred stockholders receive cumulative dividends at an annual rate of 6% based on the $5,000 stated value per share. The rate will increase 2% annually beginning October 1, 2004, but is limited to a cumulative increase of 8%. Prior to the combination transaction described in Note 2, dividends were payable in cash or in additional shares of Series AA preferred stock. The preferred dividends through October 15, 1999 were paid with additional shares of preferred stock. Following the combination, dividends are paid quarterly in cash using contributed capital from PAS. During the three months ended March 31, 2000, the Company paid approximately $483,000 of preferred stock dividends using a capital contribution from PAS.

4.       LONG-TERM DEBT AND OTHER LIABILITIES:

The Company maintains a $30.0 million bank revolving line of credit, which matures on December 16, 2001. The line of credit also includes a swing line facility of up to $2.5 million. Swing line loans bear interest at either the base rate (defined below) or at an otherwise mutually agreed upon rate of interest. Interest on remaining amounts outstanding under the line of credit bear interest, at the Company's option, at LIBOR or a defined margin over the higher of (1) the bank's prime rate or (2) the federal funds rate plus 0.5% (the "base rate"). Borrowings are limited to the sum of approximately 80% of the Company's eligible receivables and approximately 50% of the Company's eligible inventory. The line of credit also includes a $10.0 million limit for the issuance of letters of credit. The Company's accounts receivable and inventory secure borrowings under the line. Borrowings outstanding under the line of credit approximated $10.9 million as of March 31, 2000, including $2.5 million under the swing line facility.

The Company also maintains subordinated notes ("Notes"), with interest due semi-annually on April 1 and October 1, that can be paid in cash or, at the option of the Company, by the issuance of additional subordinated notes. The Notes bear interest at 11% or 15% depending upon whether the terms of the note agreement would have permitted Delta to pay any portion of the interest in cash. The Notes mature on December 23, 2003. In connection with the combination transaction described in Note 2, the subordinated noteholders sold their Notes to PAS. The Notes are classified as Notes Payable to PepsiAmericas, Inc. in the accompanying consolidated balance sheet.

6.       INVENTORIES:

Inventories included the following (in thousands):

                                                            March 31, 2000           December 31, 1999
                                                            ---------------          -------------------
                    Raw materials                           $    6,932               $      7,476
                    Finished goods                              14,771                     13,934
                                                            ---------------          -------------------
                                                            $   21,703               $     21,410
                                                            ===============          ===================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS DESCRIBES CERTAIN FACTORS AFFECTING THE RESULTS OF OPERATIONS OF DELTA BEVERAGE GROUP, INC. (THE "COMPANY") FOR THE FISCAL QUARTER AND THREE MONTHS ENDED MARCH 31, 2000 AND ITS FINANCIAL CONDITION AS OF MARCH 31, 2000. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

         CERTAIN OF THE STATEMENTS IN THE FOLLOWING DISCUSSION CONSTITUTE FORWARD-LOOKING STATEMENTS WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. VARIOUS FACTORS MAY CAUSE ACTUAL RESULTS OF OPERATIONS AND FINANCIAL CONDITION TO VARY SIGNIFICANTLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENT MADE HEREIN OR IN OTHER REPRESENTATIONS MADE BY THE COMPANY'S MANAGEMENT OR BY OTHERS ON BEHALF OF THE COMPANY. PLEASE REFER TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 FOR A DESCRIPTION OF THE FACTORS KNOWN TO THE COMPANY THAT MAY CAUSE ACTUAL RESULTS TO VARY.

GENERAL BUSINESS OVERVIEW

         The Company has accomplished a number of business combinations over the last decade, including (i) combining in 1992 its PepsiCo based sales operation in southern Louisiana with a Seven-Up based sales operation in the same territory through a joint venture in which the Company is a majority owner and managing venturer, (ii) acquiring in 1995 the distribution rights for Miller and Heineken products in a significant portion of the joint venture territory and (iii) combining with Dakota and Pepsi-Cola Puerto Rico Bottling Company to form PAS effective October 15, 1999.

         On June 28, 1999, the Company announced the entry by its stockholders into the Delta Exchange Agreement, which resulted in the combination of the Company with two related-party Pepsi-Cola bottlers:
PepsiAmericas, Inc. (PAS) and DAKBEV, LLC (Dakota). The three companies generated combined revenues in 1999 of approximately $576 million. Such transactions were consummated during the fourth quarter of 1999, with both the Company and Dakota becoming wholly owned subsidiaries of PAS. The combined company is PepsiCo's third largest U.S. based anchor bottler.

         The Company's primary source of revenue is franchise sales, which are sales of the Company's branded products directly to retailers whether of package, premix or postmix configuration. Another source of revenue is contract sales, which are sales, primarily of products in cans, to unaffiliated companies that hold soft drink franchises. Contract sales, which historically represent approximately 10.0% to 12.0% of total net sales, may fluctuate from year to year, and are made at relatively low prices and gross profit margins due to the competition for such sales. Contract sales are not a primary focus of management in determining the Company's business strategy. As a result, management believes that changes in franchise sales more accurately measure growth than changes in total net sales.

         The Company's primary measurement of unit volume is a franchise case, which is a case-sized quantity of the various packages in which products are produced and sold. The Company also sells premix or draft products (ready-to-serve beverages which are sold in tanks or kegs) and postmix products (fountain syrups to which carbonated water must be added). Premix and postmix products, while effectively containing the identical beverages as packaged product, are not included in case sales measurements as they are not the primary focus of the Company's selling efforts.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

         Net sales, excluding contract sales, for the three months ended March 31, 2000 increased by 1.2% to $72.3 million compared to $71.5 million for the same period in 1999. The increase was due primarily to an increase in revenue per franchise case of approximately 7.1% due to higher net pricing, offset by a 5.9% decrease in franchise case volume. The decrease in volume was in can sales while price increases were spread over all packages. Net beer prices increased 2.7% as beer volume sales remained flat. Contract net sales for the three months ended March 31, 2000 remained at approximately 12.0%. As a result of the foregoing, aggregate net sales for the three months ended March 31, 2000 increased 1.5% to $82.4 million compared to $81.3 million for the same period in 1999.

         Cost of sales for the three months ended March 31, 2000 decreased to $55.6 million compared to $56.3 million for the same period in 1999. The decrease was directly related to the decrease in franchise case volume sales. As a percentage of net sales, cost of sales for the three months ended March 31, 2000 decreased to 67.5% compared to 69.3% for the same period in 1999. The improved margin associated with the single-serve packages of soft drinks and the increase in revenue per franchise case resulted in gross profit for the three months ended March 31, 2000 of $26.8 million or 7.5% more than the gross profit of $25.0 million for the same period in 1999.

         Selling, general and administrative expenses for the three months ended March 31, 2000 increased to $23.5 million compared to $21.9 million for the same period in 1999. Selling, general and administrative expenses are comprised of selling, distribution and warehousing expenses, advertising and marketing expenses, and general and administrative expenses ("SG&A"). SG&A increased by $1.6 million due primarily to increased delivery routes and depreciation as a result of continued investments in cold drink marketing equipment placement.

         As a result of the above factors, income from operations for the three months ended March 31, 2000 increased to $2.4 million or 2.9% of net sales, compared to $2.2 million, or 2.7% of net sales, for the same period in 1999.

         Interest expense increased to $5.0 million from $4.7 million for the three months ended March 31, 2000 compared to the same period in 1999. The increase is a result of additional borrowing for increased capital expenditures of marketing equipment in the first quarter of 2000.

         The Company had a loss before income taxes and minority interest of $(2.6) million for the three months ended March 31, 2000 compared to a loss of $(2.5) million for the same period in 1999.

         Income taxes in interim periods are based on the expected effective tax rate for a full fiscal year. For the quarter ended March 31, 1999, an income tax benefit was recorded using a higher effective tax rate than was actually realized for the full year. Had the full-year rate been known in the first quarter, an income tax expense of $0.3 million would have been reported instead of a benefit of $4.3 million. As a result, a net loss of $(2.7) million would have been reported instead of a net income of $1.9 million. The company's effective tax rate differs from the U.S. statutory rate primarily due to the effect of non-deductible franchise cost amortization.

         As a result of the foregoing factors, the Company had net loss of $(2.5) million for the three months ended March 31, 2000 compared to a net income of $1.9 million for the same period in 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company is highly leveraged, although there are no significant reductions in debt scheduled before December 2003. The Company's principal use of funds until 2003 will be the payment of interest and investment in capital assets and strategic acquisitions. It is expected that the Company's primary sources of funds for its future activities will be funds from operations. While the Company does not currently anticipate utilizing the funds available under its credit agreement for other than seasonal working capital requirements, such funds may be used to augment operating cash flow. Pursuant to the credit agreement, the Company has a borrowing capacity of up to $30.0 million, including $10.0 million available for the issuance of letters of credit. At March 31, 2000, letters of credit of $8.2 million had been issued and $10.9 million had been drawn for seasonal working capital requirements. The credit facility will mature in December 2001.

         The Company had cash of $4.2 million and working capital of $34.7 million at March 31, 2000, compared to cash of $4.6 million and working capital of $33.8 million at December 31, 1999. Working capital represents current assets (excluding cash and cash equivalents) less current liabilities (excluding current maturities of long-term debt and other long-term liabilities).

         The $0.3 million decrease in cash from December 31, 1999 to March 31, 2000 resulted from net cash provided by operations of $0.8 million, augmented by $6.2 million provided by net financing activities, less cash used in investing activities of $7.3 million. The cash provided by operations decreased $1.0 million to $0.8 million as a result of the reduction of non-cash interest on long term debt offset by a decrease in working capital. In 1999 the Company PIK'd interest expense related to the subordinated debt of $1.3 million. This interest was paid in cash in 2000.

         Cash used in investing activities of $7.3 million in the three months ended March 31, 2000 represented a $2.8 million increase from cash used in the same period of 1999. The higher amount in 2000 was primarily for marketing equipment related to single-serve packages of soft drinks.

         Financing activities in the three months ended March 31, 2000 provided $6.2 million in net cash, which represented a $3.7 million increase over the $2.5 million in net cash provided in the same period of 1999. This increase in net cash provided resulted primarily from credit agreement advances of approximately $10.4 million less credit agreement payments of approximately $4.2 million. The higher level of capital expenditures required increased reliance on the credit agreement in 2000.

         Management believes that the Company's production facilities will be sufficient to meet anticipated unit growth for the next several years. Accordingly, management anticipates that capital expenditures with respect to such facilities will consist of expenditures to maintain operating efficiency. Capital expenditures will be required primarily for the Company's automobile and truck fleet, vending machines, and routine plant, bottling, and canning equipment additions or maintenance. During the three months ended March 31, 2000 and 1999, capital expenditures totaled $6.7 million and $2.7 million, respectively. The Company anticipates that capital expenditures will total approximately $12.0 million in 2000.

         Management believes that the Company's future operating activities will generate sufficient cash flows to repay borrowings under the credit agreement as they become due and payable. However, based on such anticipated operating results, management does not expect that the Company's future operating activities will generate sufficient cash flows to repay in their entirety its Senior Notes payable (with a balance of $120.0 million at March 31, 2000) at their maturity on December 15, 2003. While management believes that the Company will be able to refinance the Senior Notes at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

         Prior to consummation of the transaction contemplated by the Delta Exchange Agreement, the Company maintained subordinated notes with interest due semi-annually on April 1 and October 1, that could be paid in cash or, at the option of the Company, by the issuance of additional subordinated notes ("PIK Notes"). The PIK Notes bore interest at 11% or 15% depending upon whether the terms of the note agreement would have permitted the Company to pay any portion of the interest in cash. The subordinated notes mature on December 23, 2003. Prior to the refinancing, certain of the Company's preferred and non-voting common stockholders were subordinated debt holders. In connection with the transaction contemplated by the Delta Exchange Agreement, the subordinated noteholders sold their notes to PAS.

         Series AA preferred stockholders receive cumulative dividends at an annual rate of 6% based on the $5 thousand stated value per share. Prior to the combination transaction, dividends were payable in cash or in additional shares of Series AA preferred stock. The preferred dividends through October 15, 1999 were paid with additional shares of preferred stock. Following the combination, dividends are paid quarterly in cash using contributed capital from PAS. During the three months ended March 31, 2000, the Company paid approximately $0.5 million of preferred stock dividends using a capital contribution from PAS.

DISCLOSURES ABOUT MARKET RISK

         The Company uses financial instruments, including fixed and variable rate debt, to finance operations, for capital expenditures and for general corporate purposes. The Company's exposure to market risk for changes in interest rates relate primarily to short and long term debt obligations. The Company does not use derivative financial instruments or engage in trading activities. There have been no significant changes in the Company's exposure to market risk for changes in interest rates during the three months ended March 31, 2000.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         In August 1993, the Company was named as one of several defendants in a lawsuit filed in the District Court of Morris County, Texas, by a number of soft drink bottlers and distributors. The plaintiffs alleged that the defendants engaged in unfair competition and conspired to monopolize the soft drink industry in eastern Texas, Louisiana and Arkansas in violation of the Texas Free Enterprise Act and, alternatively, state antitrust statutes. Subsequent to March 31, 2000, the litigation was resolved without material adverse effect to the Company.

         In November and December 1999, the Company was named a defendant in several class action lawsuits filed in the District Court of the Parish of St. John the Baptist, Louisiana, by a group of residents near the Company's facility in Reserve, Louisiana. The residents complained of personal injuries resulting from noxious fumes emitted from the wastewater pond owned by the Port of South Louisiana, into which the Company discharges its wastewater. There are approximately 4,000 potential plaintiffs. No dollar amount has been demanded as yet. The Company intends to fully defend itself in this action and does not expect any material consequences to result from this litigation.

         The Company owns 62% of the Pepsi-Cola/Seven-Up Beverage Group of Louisiana (the "Joint Venture"), which distributes beer in the New Orleans metropolitan area. The Miller distributor agreement provides that a publicly-held company cannot own a distributor directly or indirectly. Because Delta is owned by PAS, a publicly-held company, PAS is working to resolve this ownership issue. No assurance can be given that PAS will be able to resolve this issue with Miller.

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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2000.


                                         DELTA BEVERAGE GROUP, INC.


                                         By:   /s/ John F. Bierbaum
                                            ------------------------------------
                                                        John F. Bierbaum
                                                        Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER             DESCRIPTION
------             -----------
   27.1            Financial Data Schedule