Form 10-Q
period 2000-06-30
DELTA BEVERAGE GROUP INC
filed 2000-08-14
CIK 1029557

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

As of August 14, 2000, the issuer had outstanding: (i) 6,440.17 shares of Series AA Preferred Stock, $5,000 stated value, (ii) 20,301.87 shares of voting Common Stock, $.01 par value, and (iii) 32,949.93 shares of nonvoting Common Stock, $.01 par value.

===============================================================================

                                TABLE OF CONTENTS


                                                                                                                             PAGE
                                                                                                                              NO.
                                                                                                                           --------
PART I
     ITEM 1.    FINANCIAL STATEMENTS ....................................................................................     2
     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS .....................................................................     8
     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................................    12

PART II
     ITEM 1.    LEGAL PROCEEDINGS .......................................................................................    12
     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K ........................................................................    13

SIGNATURES...............................................................................................................    14

EXHIBIT INDEX............................................................................................................    15

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED

                             (Dollars in thousands)


                                                                                       June 30,                  December 31,
                                                                                         2000                        1999
                                                                                 ---------------------       ---------------------
 ASSETS

 CURRENT ASSETS:
      Cash and cash equivalents                                                   $          4,050            $           4,560
      Receivables
           Trade, net of allowance for doubtful                                             31,716                       27,267
             accounts of $594 and $1,298
           Marketing and advertising                                                         3,976                        6,284
           Other                                                                             4,826                        3,982
      Inventories, at cost                                                                  22,428                       21,410
      Shells, tanks and pallets                                                              6,839                        6,820
      Prepaid expenses and other                                                             7,667                        5,167
      Deferred income taxes                                                                  5,274                        5,349
                                                                                     -------------               --------------
           Total current assets                                                             86,776                       80,839
                                                                                     -------------               --------------
 PROPERTY AND EQUIPMENT:
      Land                                                                                   5,226                        5,202
      Buildings and improvements                                                            20,105                       19,807
      Machinery and equipment                                                              113,635                      104,292
                                                                                     -------------               --------------
                                                                                           138,966                      129,301
      Less accumulated depreciation                                                        (69,265)                     (64,680)
                                                                                     -------------               --------------
           Total property and equipment                                                     69,701                       64,621
                                                                                     -------------               --------------
 OTHER ASSETS:
      Franchise rights, net of accumulated amortization
       of $59,769 and $57,946                                                              103,523                      105,346
      Deferred income taxes                                                                 19,717                       19,717
      Deferred financing costs, beverage pouring rights and other                           24,303                       24,447
                                                                                     -------------               --------------
           Total other assets                                                              147,543                      149,510
                                                                                     -------------               --------------
                                                                                  $        304,020            $         294,970
                                                                                     =============               ==============


   The accompanying notes are an integral part of these financial statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                   (CONTINUED)

                                    UNAUDITED

                    (Dollars in thousands, except share data)


                                                                                       June 30,                   December 31,
                                                                                         2000                        1999
                                                                                 ---------------------       ---------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:

      Current maturities of long-term debt                                        $            120            $             186
      Accounts payable                                                                      20,335                       21,195
      Accrued liabilities                                                                   20,407                       21,270
                                                                                     -------------               --------------
           Total current liabilities                                                        40,862                       42,651
                                                                                     -------------               --------------

 LONG-TERM DEBT                                                                            139,444                      127,515

 NOTES PAYABLE TO PEPSIAMERICAS, INC.                                                       54,392                       54,392

 OTHER LONG-TERM LIABILITIES                                                                12,913                       13,170

 MINORITY INTEREST                                                                           3,094                        3,284

 STOCKHOLDERS' EQUITY:
      Preferred stock:
        Series AA, $5,000 stated value, 30,000 shares authorized,
          6,440.17 shares issued and outstanding                                            32,201                       32,201
      Common stock:
        Voting, $.01 par value, 60,000 shares authorized,
          20,301.87 shares issued and outstanding                                               --                           --
        Nonvoting, $.01 par value, 35,000 shares authorized,
          32,949.93 shares issued and outstanding                                               --                           --
      Additional paid-in capital                                                           119,019                      118,054
      Accumulated deficit                                                                  (97,905)                     (96,297)
                                                                                     -------------               --------------
             Total stockholders' equity                                                     53,315                       53,958
                                                                                     -------------               --------------
                                                                                  $        304,020            $         294,970
                                                                                     =============               ==============



   The accompanying notes are an integral part of these financial statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                             (Dollars in thousands)


                                                         THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                                JUNE 30,                                     JUNE 30,
                                               ----------------------------------------     ----------------------------------------
                                                       2000               1999                      2000               1999
                                                   --------------     -------------             --------------     -------------
OPERATIONS:
      Net sales                                $        100,626   $        96,487           $        183,066   $       177,742
      Cost of sales                                      67,198            65,677                    122,820           121,979
                                                   --------------     -------------             --------------     -------------
           Gross profit                                  33,428            30,810                     60,246            55,763

      Selling, general and administrative
        expenses                                         25,527            22,739                     49,015            44,595
      Amortization of franchise rights                      912               912                      1,824             1,824
                                                   --------------     -------------             --------------     -------------
           Operating income                               6,989             7,159                      9,407             9,344
                                                   --------------     -------------             --------------     -------------
OTHER EXPENSES:
      Interest, net                                       5,028             4,908                     10,020             9,618
      Other, net                                             18                61                         23                74
                                                   --------------     -------------             --------------     -------------
                                                          5,046             4,969                     10,043             9,692
                                                   --------------     -------------             --------------     -------------
INCOME (LOSS) BEFORE INCOME TAXES AND
 MINORITY INTEREST                                        1,943             2,190                       (636)             (348)

      Income tax benefit (provision)                         (4)           (4,152)                       (7)               129
      Minority interest, net of taxes                       (73)             (117)                        --                71
                                                   --------------     -------------             --------------     -------------

NET INCOME (LOSS)                              $          1,866   $        (2,079)          $           (643)  $          (148)
                                                   ==============     =============             ==============     =============


   The accompanying notes are an integral part of these financial statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30

                                    UNAUDITED

                             (Dollars in thousands)

                                                                                             2000                       1999
                                                                                     ----------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                        $          (643)           $         (148)
      Adjustments to reconcile net loss to net cash provided by
        operating activities:
           Depreciation and amortization                                                        7,944                     7,626
           Non-cash interest on long-term debt                                                    374                     3,137
           Change in deferred income taxes                                                         75                      (540)
           Minority interest, before taxes                                                         --                       (37)
           Net expense under deferred compensation plans                                           (9)                       64
           Changes in current assets and liabilities:
             Receivables                                                                       (3,007)                      209
             Inventories                                                                       (1,018)                   (3,552)
             Shells, tanks and pallets                                                            (19)                      162
             Prepaid expenses and other                                                        (2,608)                   (1,153)
             Accounts payable and accrued liabilities                                          (1,819)                    3,067
                                                                                         --------------             -------------
           Net cash (used in) provided by operating activities                                   (730)                    8,835
                                                                                         --------------             -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                                    (10,153)                   (8,630)
      Payments for exclusive beverage pouring rights                                           (1,203)                   (3,182)
      Proceeds from sales of property and equipment                                                12                        41
      Other                                                                                      (110)                      (26)
                                                                                         --------------             -------------
           Net cash used in investing activities                                              (11,454)                  (11,797)
                                                                                         --------------             -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds under revolving line of credit                                                  18,500                    13,800
      Payments on revolving line of credit                                                     (7,200)                  (10,500)
      Proceeds from long-term debt borrowings                                                   1,600                        --
      Principal payments on long-term debt and other liabilities                               (1,036)                     (181)
      Additional contributed capital from PepsiAmericas, Inc.                                     965                        --
      Preferred stock dividends                                                                  (965)                       --
      Cash distribution to minority interest holder                                              (190)                       --
                                                                                         --------------             -------------
           Net cash provided by financing activities                                           11,674                     3,119
                                                                                         --------------             -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                          (510)                      158
CASH AND CASH EQUIVALENTS, beginning of period                                                  4,560                     3,818
                                                                                         --------------             -------------
CASH AND CASH EQUIVALENTS, end of period                                             $          4,050           $         3,976
                                                                                         ==============             =============


   The accompanying notes are an integral part of these financial statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

1.     BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Delta Beverage Group, Inc. ("Delta," a Delaware corporation) and subsidiary (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) which are considered necessary for a fair presentation of financial position, results of operations and cash flows as of June 30, 2000, and for all interim periods presented. These condensed interim financial statements do not include all of the financial information and disclosures required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 1999. Also, the results of operations for the interim periods presented may not be indicative of the results for the entire year.

2.     COMBINATION OF INTEREST:

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

3.     PREFERRED STOCK:

Authorized preferred stock consists of 30,000 designated shares of Series AA preferred stock, of which 6,440.17 shares were outstanding at June 30, 2000. The Series AA preferred stock does not contain voting rights and is not convertible into common stock. Series AA preferred stockholders receive cumulative dividends at an annual rate of 6% based on the $5,000 stated value per share. The rate will increase 2% annually beginning October 1, 2004, but is limited to a cumulative increase of 8%. Prior to the combination transaction described in
Note 2, dividends were payable in cash or in additional shares of Series AA preferred stock. The preferred dividends through October 15, 1999 were paid with additional shares of preferred stock. Following the combination, dividends are paid quarterly in cash using contributed capital from PAS. During the six months ended June 30, 2000, the Company paid approximately $965,000 of preferred stock dividends using capital contributions from PAS.

4.     LONG-TERM DEBT AND OTHER LIABILITIES:

The Company maintains a $30.0 million bank revolving line of credit, which matures on December 16, 2001. The line of credit also includes a swing line facility of up to $2.5 million. Swing line loans bear interest at either the base rate (defined below) or at an otherwise mutually agreed upon rate of interest. Interest on remaining amounts outstanding under the line of credit bear interest, at the Company's option, at LIBOR or a defined margin over the higher of (1) the bank's prime rate or (2) the federal funds rate plus 0.5% (the "base rate"). Borrowings are limited to the sum of approximately 80% of the Company's eligible receivables and approximately 50% of the Company's eligible inventory. The line of credit also includes a $10.0 million limit for the issuance of letters of credit. The Company's accounts receivable and inventory secure borrowings under the line. Borrowings outstanding under the line of credit approximated $16.0 million as of June 30, 2000, including $2.5 million under the swing line facility.

The Company also maintains subordinated notes ("Notes"), with interest due semi-annually on April 1 and October 1, that can be paid in cash or, at the option of the Company, by the issuance of additional subordinated notes. The Notes bear interest at 11% or 15% depending upon whether the terms of the note agreement would have permitted Delta to pay any portion of the interest in cash. The Notes mature on December 23, 2003. In connection with the combination transaction described in Note 2, the subordinated noteholders sold their Notes to PAS. The Notes are classified as Notes Payable to PAS in the accompanying consolidated balance sheets.

In June 2000, The Pepsi-Cola/Seven-Up Beverage Group of Louisiana, (the "Joint Venture"), entered into a credit agreement with Hibernia National Bank, which provided for a $1.6 million loan. The loan has a fixed interest rate of 9.75%, and is payable in monthly installments beginning in July 2000. The note is secured by real estate owned by the Joint Venture and matures in June 2005.

5.     INVENTORIES:

Inventories included the following (in thousands):


                                              JUNE 30,                  DECEMBER 31,
                                                2000                       1999
                                        ---------------------     ---------------------
           Raw materials                 $          7,125          $          7,476
           Finished goods                          15,303                    13,934
                                            -------------             -------------
                                         $         22,428          $         21,410
                                            =============             =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS DESCRIBES CERTAIN FACTORS AFFECTING THE RESULTS OF OPERATIONS OF DELTA BEVERAGE GROUP, INC. (THE "COMPANY") FOR THE FISCAL QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 AND ITS FINANCIAL CONDITION AS OF JUNE 30, 2000. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

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

GENERAL OVERVIEW

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

Net sales, excluding contract sales, for the three months ended June 30, 2000 increased by 3.3% to $88.4 million compared to $85.6 million for the same period in 1999. The increase was due to an increase in revenue per franchise case of approximately 7.5% as a result of higher net pricing, offset by a 3.9% decrease in franchise case volume. Volume decreased in the take-home market as a result of increased pricing. However, with continued expanded placement of marketing equipment, cold bottle sales continued to increase. Contract sales represented 12.2% of net sales for the three months ended June 30, 2000, compared to 11.3% of net sales for the same period in 1999. As a result of the foregoing, aggregate net sales for the three months ended June 30, 2000 increased 4.2% to $100.6 million compared to $96.5 million for the same period in 1999.

Cost of sales for the three months ended June 30, 2000 increased to $67.2 million compared to $65.7 million for the same period in 1999. The increase occurred despite the decrease in volume and was primarily due to increased concentrate costs. As a percentage of net sales, cost of sales for the three months ended June 30, 2000 decreased to 66.8% compared to 68.1% for the same period in 1999. The improved margin associated with the single-serve packages of soft drinks and the increase in soft drink revenue per franchise case resulted in gross profit for the three months ended June 30, 2000 of $33.4 million or 8.4% more than the gross profit of $30.8 million for the same period in 1999.

Selling, general and administrative expenses for the three months ended June 30, 2000 increased to $25.5 million compared to $22.7 million for the same period in 1999. Selling, general and administrative expenses are comprised of selling, distribution and warehousing expenses, advertising and marketing expenses, and general and administrative expenses ("G&A"). G&A increased by $2.4 million due to increased professional and legal costs associated with the settlement of an antitrust lawsuit filed in Texas plus increased personnel and insurance costs. Selling and distribution expenses increased by $0.5 million due to the placement of equipment dedicated to single-serve packages of soft drinks and increased fuel costs. As a result of the above factors, income from operations for the three months ended June 30, 2000 was $7.0 million, or 7.0% of net sales, compared to $7.2 million, or 7.5% of net sales, for the same period in 1999.

Interest expense for the three months ended June 30, 2000 increased to $5.0 million from $4.9 million for the same period in 1999. The increase was due primarily to increased borrowing on the revolving credit line for working capital needs.

The Company had income before income taxes and minority interest of $1.9 million for the three months ended June 30, 2000 compared to $2.2 for the same period in 1999.

The Company's effective income tax rate differs from statutory rates due to several factors. The most significant factors are the non-tax-deductibility of franchise rights amortization and separate reporting of the income tax effect of minority interest. For interim periods, income tax expense and benefit are provided at the effective rate projected for a full fiscal year.

As a result of the foregoing factors, the Company had a net income of $1.9 million for the three months ended June 30, 2000 compared to net loss of $2.1 million for the same period in 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net sales, excluding contract sales, for the six months ended June 30, 2000 increased by 2.4% to $160.7 million compared to $157.0 million for the same period in 1999. Contract net sales for the six months ended June 30, 2000 increased 7.9% compared to the same period in 1999. As a result of the foregoing, aggregate net sales for the six months ended June 30, 2000 increased 3.0% to $183.1 million compared to $177.7 million for the same period in 1999.

Cost of sales for the six months ended June 30, 2000 increased to $122.8 million compared to $122.0 million for the same period in 1999. The increase was due primarily to increased concentrate costs. As a percentage of net sales, cost of sales for the six months ended June 30, 2000 decreased to 67.1% compared to 68.7% for the same period in 1999. The improved margin associated with single-serve packages of soft drinks resulted in gross profit for the six months ended June 30, 2000 of $60.2 million or 7.9% greater than the gross profit of $55.8 million for the same period in 1999.

Selling, general, and administrative expenses for the six months ended June 30, 2000 increased to $49.0 million compared to $44.6 million for the same period in 1999. Selling and distribution expenses increased by $1.2 million due to the placement of equipment dedicated to single-serve packages of soft drinks and increased fuel costs compared to the same period in 1999. G&A increased due to increased professional and legal costs associated with the settlement of an antitrust lawsuit filed in Texas. The lawsuit was settled in the second quarter of 2000.

As a result of the above factors, income from operations for the six months ended June 30, 2000 increased to $9.4 million, or 5.1% of net sales, from $9.3 million, or 5.2% of net sales, for the same period in 1999. The Company's operating results are affected by seasonal demand for its products which generally results in higher sales and operating income in the second and third quarters of each fiscal year.

Interest expense for the six months ended June 30, 2000 increased to $10.0 million from $9.6 million for the same period in 1999. The increase was due primarily to the interest associated with additional borrowing on the revolving credit line.

As a result of the above factors, the Company had a loss before income taxes and minority interest of $0.6 million for the six months ended June 30, 2000, compared to a loss before income taxes and minority interest of $0.3 million for the same period in 1999.

The Company's effective income tax rate differs from statutory rates due to several factors. The most significant factors are the non-tax-deductibility of franchise cost amortization and separate reporting of the income tax effect of minority interest. For interim periods, income tax expense and benefit are provided at the effective rate projected for a full fiscal year.

As a result of the foregoing factors, the Company had a net loss of $0.6 million for the six months ended June 30, 2000, compared to a net loss of $0.1 million for the same period in 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged and there are no significant reductions in debt scheduled before December 2003. The Company's principal use of funds until 2003 will be the payment of interest and investment in capital assets and strategic acquisitions. It is expected that the Company's primary sources of funds for its future activities will be funds from operations. While the Company does not currently anticipate utilizing the funds available under its credit agreement for other than seasonal working capital requirements, such funds may be used to augment operating cash flow. Pursuant to the credit agreement, the Company has a borrowing capacity of up to $30.0 million, including $10.0 million available for the issuance of letters of credit. At June 30, 2000, letters of credit of $8.2 million had been issued and $16.0 million had been drawn on the line of credit for seasonal working capital requirements. The credit facility will mature in 2001.

The Company had cash of $4.0 million and working capital of $42.0 million at June 30, 2000, compared to cash of $4.6 million and working capital of $33.8 million at December 31, 1999. Working capital represents current assets (excluding cash and cash equivalents) less current liabilities (excluding current maturities of long-term debt).

The $0.6 million decrease in cash from December 31, 1999 to June 30, 2000 resulted from net cash used in operations of $0.7 million, augmented by $11.7 million provided by net financing activities, less cash used by investing activities of $11.5 million. The cash provided by operations was net of a $8.2 million increase in working capital. In the same period in 1999, cash increased by $0.2 million resulting from net cash provided by operations of $8.8 million and from net financing activities of $3.1 million less cash used by investing activities of $11.8 million.

Cash used in investing activities of $11.5 million in the six months ended June 30, 2000 represented a $0.3 million decrease from cash used in the same period of 1999. Capital expenditures were $1.5 million higher in 2000 offset by a reduction in commitments for exclusive beverage pouring rights of $2.0 million compared to the same period in 1999.

Financing activities in the six months ended June 30, 2000 provided $11.7 million in net cash, which represented a $8.6 million increase over the $3.1 million in net cash provided in the same period of 1999. This increase in net cash provided resulted primarily from net credit agreement advances of approximately $11.3 million. The increase was primarily due to the working capital cash requirements due to the timing of cash payments on current liabilities and accruals, including interest expense that had been paid in kind in 1999.

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

Management believes that the Company's future operating activities will generate sufficient cash flows to repay borrowings under the credit agreement as they become due and payable. However, based on such anticipated operating results, management does not expect that the Company's future operating activities will generate sufficient cash flows to repay in their entirety its Senior Notes payable (with a balance of $120.0 million at June 30, 2000) at their maturity on December 15, 2003. While management believes that the Company will be able to refinance the Senior Notes at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

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

Series AA preferred stockholders receive cumulative dividends at an annual rate of 6% based on the $5 thousand stated value per share. Prior to the combination transaction, dividends were payable in cash or in additional shares of Series AA preferred stock. The preferred dividends through October 15, 1999 were paid with additional shares of preferred stock. Following the combination, dividends are paid quarterly in cash using contributed capital from PAS. During the six months ended June 30, 2000, the Company paid approximately $1.0 million of preferred stock dividends using a capital contribution from PAS.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses financial instruments, including fixed and variable rate debt, to finance operations, for capital expenditures and for general corporate purposes. The Company's exposure to market risk for changes in interest rates relates primarily to short and long term debt obligations. The Company does not use derivative financial instruments or engage in trading activities. There have been no significant changes in the Company's exposure to market risk for changes in interest rates during the six months ended June 30, 2000.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

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

(a)    Exhibit 27 - Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2000.

                           DELTA BEVERAGE GROUP, INC.

                           By:   /s/ John F. Bierbaum
                               -----------------------------------------------
                               John F. Bierbaum
                               Chief Financial Officer

                                  EXHIBIT INDEX


       Exhibit
        Number  Description
        ------  -----------
            27  Financial Data Schedule