Form 10-Q
period 2000-09-30
DELTA BEVERAGE GROUP INC
filed 2000-11-14
CIK 1029557

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

As of November 14, 2000, the issuer had outstanding: (i) 6,440.17 shares of Series AA Preferred Stock, $5,000 stated value, (ii) 20,301.87 shares of voting Common Stock, $.01 par value, and (iii) 32,949.93 shares of nonvoting Common Stock, $.01 par value.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
PART I
  ITEM 1. FINANCIAL STATEMENTS .............................................  2
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ..............................  8
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....... 12

PART II
  ITEM 1. LEGAL PROCEEDINGS ................................................ 12
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................. 13

SIGNATURES ................................................................. 14

EXHIBIT INDEX .............................................................. 15

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    Unaudited

                             (Dollars in thousands)

                                                                  September 30,     December 31,
                                                                      2000              1999
                                                                  -------------     ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                     $   4,002         $   4,560
     Receivables
         Trade, net of allowance for doubtful
           accounts of $645 and $1,298                                28,079            27,267
         Marketing and advertising                                     7,277             6,284
         Other                                                         5,293             3,982
     Inventories, at cost                                             20,527            21,410
     Shells, tanks and pallets                                         7,083             6,820
     Prepaid expenses and other                                        7,430             5,167
     Deferred income taxes                                             5,708             5,349
                                                                   ---------         ---------
         Total current assets                                         85,399            80,839
                                                                   ---------         ---------

PROPERTY AND EQUIPMENT:
     Land                                                              5,226             5,202
     Buildings and improvements                                       20,228            19,807
     Machinery and equipment                                         115,747           104,292
                                                                   ---------         ---------
                                                                     141,201           129,301
     Less accumulated depreciation                                   (71,394)          (64,680)
                                                                   ---------         ---------
         Total property and equipment                                 69,807            64,621
                                                                   ---------         ---------

OTHER ASSETS:
     Franchise rights, net of accumulated amortization
       of $60,681 and $57,946                                        102,611           105,346
     Deferred income taxes                                            19,717            19,717
     Deferred financing costs, beverage pouring rights and other      23,301            24,447
                                                                   ---------         ---------
         Total other assets                                          145,629           149,510
                                                                   ---------         ---------
                                                                   $ 300,835         $ 294,970
                                                                   =========         =========

   The accompanying notes are an integral part of these financial statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                    Unaudited

                    (Dollars in thousands, except share data)

                                                                    September 30,    December 31,
                                                                         2000            1999
                                                                    -------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                             $      96       $     186
     Accounts payable                                                    15,836          21,195
     Accrued liabilities                                                 26,094          21,270
                                                                      ---------       ---------
         Total current liabilities                                       42,026          42,651
                                                                      ---------       ---------

LONG-TERM DEBT, excluding current maturities                            133,741         127,515

NOTES PAYABLE TO PEPSIAMERICAS, INC                                      54,392          54,392

OTHER LONG-TERM LIABILITIES                                              13,343          13,170

MINORITY INTEREST                                                         2,904           3,284

STOCKHOLDERS' EQUITY:
     Preferred stock:
       Series AA, $5,000 stated value, 30,000 shares authorized,
         6,440.17 shares issued and outstanding                          32,201          32,201
     Common stock:
       Voting, $.01 par value, 60,000 shares authorized,
         20,301.87 shares issued and outstanding                             --              --
       Nonvoting, $.01 par value, 35,000 shares authorized,
         32,949.93 shares issued and outstanding                             --              --
     Additional paid-in capital                                         119,502         118,054
     Accumulated deficit                                                (97,274)        (96,297)
                                                                      ---------       ---------
           Total stockholders' equity                                    54,429          53,958
                                                                      ---------       ---------
                                                                      $ 300,835       $ 294,970
                                                                      =========       =========

   The accompanying notes are an integral part of these financial statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited

                             (Dollars in thousands)

                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                   September 30,
                                              -------------------------       -------------------------
                                                 2000            1999            2000            1999
                                              ---------       ---------       ---------       ---------
OPERATIONS:
     Net sales                                $  99,336       $  97,466       $ 282,402       $ 275,208
     Cost of sales                               66,327          66,786         189,147         188,765
                                              ---------       ---------       ---------       ---------
         Gross profit                            33,009          30,680          93,255          86,443

     Selling, general and administrative
       expenses                                  24,765          24,077          73,780          68,672
     Amortization of franchise rights               912             912           2,736           2,736
                                              ---------       ---------       ---------       ---------
         Operating income                         7,332           5,691          16,739          15,035
                                              ---------       ---------       ---------       ---------

OTHER INCOME (EXPENSE):
     Interest expense, net                       (5,095)         (4,844)        (15,115)        (14,462)
     Other, net                                       5             (47)            (18)           (121)
                                              ---------       ---------       ---------       ---------
                                                 (5,090)         (4,891)        (15,133)        (14,583)
                                              ---------       ---------       ---------       ---------

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST                                 2,242             800           1,606             452

     Income tax provision                        (1,128)         (1,161)         (1,135)         (1,032)
     Minority interest, net of taxes                 --              92              --             163
                                              ---------       ---------       ---------       ---------

NET INCOME (LOSS)                             $   1,114       $    (269)      $     471       $    (417)
                                              =========       =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                    Unaudited

                             (Dollars in thousands)

                                                                               2000           1999
                                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $    471       $   (417)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                         11,670         11,393
         Non-cash interest on long-term debt                                      557          4,741
         Change in deferred income taxes                                         (359)           612
         Minority interest, before taxes                                           --           (147)
         Net expense under deferred compensation plans                             (9)            --
         Changes in current assets and liabilities:
           Receivables                                                         (2,893)           (75)
           Inventories                                                            883         (3,514)
           Shells, tanks and pallets                                             (263)           174
           Prepaid expenses and other                                          (2,033)        (3,613)
           Accounts payable and accrued liabilities                              (893)         8,565
                                                                             --------       --------
         Net cash provided by operating activities                              7,131         17,719
                                                                             --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (12,748)       (10,087)
     Payments for exclusive beverage pouring rights                              (554)        (5,374)
     Proceeds from sales of property and equipment                                 42             90
     Other                                                                       (171)           (49)
                                                                             --------       --------
         Net cash used in investing activities                                (13,431)       (15,420)
                                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds under revolving line of credit                                   22,610         17,300
     Payments on revolving line of credit                                     (17,000)       (18,500)
     Proceeds from long-term debt borrowings                                    1,600             --
     Principal payments on long-term debt and other liabilities                (1,074)          (224)
     Additional contributed capital from PepsiAmericas, Inc.                    1,448             --
     Preferred stock dividends                                                 (1,448)            --
     Payment of deferred financing charges                                        (14)            --
     Cash distribution to minority interest holder                               (380)            --
                                                                             --------       --------
         Net cash provided by (used in) financing activities                    5,742         (1,424)
                                                                             --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (558)           875
CASH AND CASH EQUIVALENTS, beginning of period                                  4,560          3,818
                                                                             --------       --------
CASH AND CASH EQUIVALENTS, end of period                                     $  4,002       $  4,693
                                                                             ========       ========

   The accompanying notes are an integral part of these financial statements.

                    DELTA BEVERAGE GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Delta Beverage Group, Inc. ("Delta," a Delaware corporation) and subsidiary (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) which are considered necessary for a fair presentation of financial position, results of operations and cash flows as of September 30, 2000, and for all interim periods presented. These interim condensed consolidated financial statements do not include all of the financial information and disclosures required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 1999. Also, the results of operations for the interim periods presented may not be indicative of the results for the entire year.

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

3. PREFERRED STOCK:

Authorized preferred stock consists of 30,000 designated shares of Series AA preferred stock, of which 6,440.17 shares were outstanding at September 30, 2000. The Series AA preferred stock does not contain voting rights and is not convertible into common stock. Series AA preferred stockholders receive cumulative dividends at an annual rate of 6% based on the $5,000 stated value per share. The rate will increase 2% annually beginning October 1, 2004, but is limited to a cumulative increase of 8%. Prior to the combination transaction described in Note 2, dividends were payable in cash or in additional shares of Series AA preferred stock. The preferred dividends through October 15, 1999 were paid with additional shares of preferred stock. Following the combination, dividends are paid quarterly in cash using contributed capital from PAS. During the nine months ended September 30, 2000, the Company paid approximately $1,448,000 of preferred stock dividends using capital contributions from PAS.

4. LONG-TERM DEBT AND OTHER LIABILITIES:

The Company maintains a $30.0 million bank revolving line of credit, which matures on December 16, 2001. The line of credit also includes a swing line facility of up to $2.5 million. Swing line loans bear interest at either the base rate (defined below) or at an otherwise mutually agreed upon rate of interest. Interest on remaining amounts outstanding under the line of credit bear interest, at the Company's option, at LIBOR or a defined margin over the higher of (1) the bank's prime rate or (2) the federal funds rate plus 0.5% (the "base rate"). Borrowings are limited to the sum of approximately 80% of the Company's eligible receivables and approximately 50% of the Company's eligible inventory. The line of credit also includes a $10.0 million limit for the issuance of letters of credit of which $7.7 have been issued. The Company's accounts receivable and inventory secure borrowings under the line. Borrowings outstanding under the line of credit approximated $10.3 million as of September 30, 2000.

The Company also maintains subordinated notes ("Notes"), with interest due semi-annually on April 1 and October 1, that can be paid in cash or, at the option of the Company, by the issuance of additional subordinated notes. The Notes bear interest at 11% and mature on December 23, 2003. In connection with the combination transaction described in Note 2, the subordinated noteholders sold their Notes to PAS. The Notes are classified as Notes Payable to PAS in the accompanying condensed consolidated balance sheets.

In June 2000, The Pepsi-Cola/Seven-Up Beverage Group of Louisiana, (the "Joint Venture"), entered into a credit agreement with Hibernia National Bank, which provided for a $1.6 million loan. The loan has a fixed interest rate of 9.75%, and is payable in monthly installments beginning in July 2000. The note is secured by real estate owned by the Joint Venture and matures in June 2005.

5. INVENTORIES:

Inventories included the following (in thousands):

                                          September 30,    December 31,
                                               2000            1999
                                          -------------    ------------

            Raw materials                    $ 5,925         $ 7,476
            Finished goods                    14,602          13,934
                                             -------         -------
                                             $20,527         $21,410
                                             =======         =======

6. WHITMAN MERGER:

On August 21, 2000, PAS announced an agreement to merge with Whitman Corporation ("Whitman"). The merger has been approved by both companies' board of directors and is subject to shareholder approval. The merger is expected to be completed by the end of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis describes certain factors affecting the results of operations of Delta Beverage Group, Inc. (the "Company") for the fiscal quarter and nine months ended September 30, 2000 and its financial condition as of September 30, 2000. This discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

PAS has entered into an agreement and plan of merger pursuant to which PAS will merge with and into a wholly owned subsidiary of Whitman Corporation. PAS intends to solicit shareholder approval of the merger at its special meeting of shareholders on November 30, 2000. The merger is expected to be completed promptly thereafter.

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

RESULTS OF OPERATIONS

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

Net sales, excluding contract sales, for the three months ended September 30, 2000 increased by 1.0% to $86.8 million compared to $85.9 million for the same period in 1999. The increase was due to an increase in revenue per franchise case of approximately 5.4% as a result of higher net pricing, offset by a 4.5% decrease in franchise case volume. Volume decreased in the take-home market as a result of increased pricing. However, with continued expanded placement of marketing equipment, cold bottle sales continued to increase. Contract sales represented 12.6% of net sales for the three months ended September 30, 2000, compared to 11.8% of net sales for the same period in 1999. As a result of the foregoing, aggregate net sales for the three months ended September 30, 2000 increased 1.8% to $99.3 million compared to $97.5 million for the same period in 1999.

Cost of sales for the three months ended September 30, 2000 decreased to $66.3 million compared to $66.8 million for the same period in 1999. The decrease occurred as a result of decreased volume. As a percentage of net sales, cost of sales for the three months ended September 30, 2000 decreased to 66.8% compared to 68.5% for the same period in 1999. The improved margin associated with the single-serve packages of soft drinks and the increase in soft drink revenue per franchise case resulted in gross profit for the three months ended September 30, 2000 of $33.0 million or 7.5% more than the gross profit of $30.7 million for the same period in 1999.

Selling, general and administrative expenses for the three months ended September 30, 2000 increased to $24.8 million compared to $24.1 million for the same period in 1999. Selling, general and administrative expenses are comprised of selling, distribution and warehousing expenses, advertising and marketing expenses, and general and administrative expenses ("G&A"). G&A increased by $0.3 million due to increased professional and legal costs associated with the settlement of an antitrust lawsuit filed in Texas plus increased personnel and insurance costs. As a result of the above factors, income from operations for the three months ended September 30, 2000 was $7.3 million, or 7.4% of net sales, compared to $5.7 million, or 5.8% of net sales, for the same period in 1999.

Interest expense for the three months ended September 30, 2000 increased to $5.1 million from $4.8 million for the same period in 1999. The increase was due primarily to increased borrowing on the revolving credit line for working capital needs.

The Company had income before income taxes and minority interest of $2.2 million for the three months ended September 30, 2000 compared to $0.8 for the same period in 1999.

The Company's effective income tax rate differs from statutory rates due to several factors. The most significant factors are the non-tax-deductibility of franchise rights amortization and separate reporting of the income tax effect of minority interest. For interim periods, income tax expense and benefit are provided at the effective rate projected for a full fiscal year.

As a result of the foregoing factors, the Company had a net income of $1.1 million for the three months ended September 30, 2000 compared to net loss of $0.3 million for the same period in 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Net sales, excluding contract sales, for the nine months ended September 30, 2000 increased by 1.9% to $247.5 million compared to $243.0 million for the same period in 1999. Contract net sales for the nine months ended September 30, 2000 increased 8.3% compared to the same period in 1999. As a result of the foregoing, aggregate net sales for the nine months ended September 30, 2000 increased 2.6% to $282.4 million compared to $275.2 million for the same period in 1999.

Cost of sales for the nine months ended September 30, 2000 increased to $189.1 million compared to $188.8 million for the same period in 1999. The increase was due primarily to increased concentrate costs. As a percentage of net sales, cost of sales for the nine months ended September 30, 2000 decreased to 67.0% compared to 68.6% for the same period in 1999. The improved margin associated with single-serve packages of soft drinks resulted in gross profit for the nine months ended September 30, 2000 of $93.3 million or 8.0% greater than the gross profit of $86.4 million for the same period in 1999.

Selling, general, and administrative expenses for the nine months ended September 30, 2000 increased to $73.8 million compared to $68.7 million for the same period in 1999. Selling and distribution expenses increased by $1.9 million due to the placement of equipment dedicated to single-serve packages of soft drinks and increased fuel costs compared to the same period in 1999. G&A increased due to increased personnel and insurance costs along with increased professional and legal costs associated with the settlement of an antitrust lawsuit filed in Texas. The lawsuit was settled in the second quarter of 2000.

As a result of the above factors, income from operations for the nine months ended September 30, 2000 increased to $16.7 million, or 5.9% of net sales, from $15.0 million, or 5.5% of net sales, for the same period in 1999. The Company's operating results are affected by seasonal demand for its products which generally results in higher sales and operating income in the second and third quarters of each fiscal year.

Interest expense for the nine months ended September 30, 2000 increased to $15.1 million from $14.5 million for the same period in 1999. The increase was due primarily to the interest associated with additional borrowing on the revolving credit line for working capital needs.

As a result of the above factors, the Company had income before income taxes and minority interest of $1.6 million for the nine months ended September 30, 2000, compared to income before income taxes and minority interest of $0.5 million for the same period in 1999.

The Company's effective income tax rate differs from statutory rates due to several factors. The most significant factors are the non-tax-deductibility of franchise cost amortization and separate reporting of the income tax effect of minority interest. For interim periods, income tax expense and benefit are provided at the effective rate projected for a full fiscal year.

As a result of the foregoing factors, the Company had a net income of $0.5 million for the nine months ended September 30, 2000, compared to a net loss of $0.4 million for the same period in 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged and there are no significant reductions in debt scheduled before December 2003. The Company's principal use of funds until 2003 will be the payment of interest and investment in capital assets and strategic acquisitions. It is expected that the Company's primary sources of funds for its future activities will be funds from operations. While the Company does not currently anticipate utilizing the funds available under its credit agreement for other than seasonal working capital requirements, such funds may be used to augment operating cash flow. Pursuant to the credit agreement, the Company has a borrowing capacity of up to $30.0 million, including $10.0 million available for the issuance of letters of credit. At September 30, 2000, letters of credit of $7.7 million had been issued and $10.3 million had been drawn on the line of credit for seasonal working capital requirements. The credit facility will mature in December 2001.

The Company had cash of $4.0 million and working capital of $39.5 million at September 30, 2000, compared to cash of $4.6 million and working capital of $33.8 million at December 31, 1999. Working capital represents current assets (excluding cash and cash equivalents) less current liabilities (excluding current maturities of long-term debt).

The $0.6 million decrease in cash from December 31, 1999 to September 30, 2000 resulted from net cash provided by operations of $7.1 million, augmented by $5.7 million provided by net financing activities, less cash used in investing activities of $13.4 million. The cash provided by operations was net of a $5.2 million use of cash which increased working capital. In the same period in 1999, cash increased by $0.9 million resulting from net cash provided by operations of $17.7 million, which included $4.7 million of non-cash interest. All interest previously paid-in-kind in 1999 has been paid in cash in 2000. Cash from operations were offset by cash used in financing activities of $1.4 million and investing activities of $15.4 million.

Cash used in investing activities of $13.4 million in the nine months ended September 30, 2000 represented a $2.0 million decrease from cash used in the same period of 1999. Capital expenditures were $2.7 million higher in 2000 offset by a reduction in commitments for exclusive beverage pouring rights of $4.8 million compared to the same period in 1999.

Financing activities in the nine months ended September 30, 2000 provided $5.7 million in net cash, which represented a $7.2 million increase over the $1.4 million in net cash used in the same period of 1999. This increase in net cash provided resulted primarily from net credit agreement advances of approximately $5.6 million. The increase was primarily due to the working capital cash requirements due to the timing of cash payments on current liabilities and accruals, including interest expense that had been paid in kind in 1999. The Company also borrowed $1.6 million in June 2000 for a new building.

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

Management believes that the Company's future operating activities will generate sufficient cash flows to repay borrowings under the credit agreement as they become due and payable. However, based on such anticipated operating results, management does not expect that the Company's future operating activities will generate sufficient cash flows to repay in their entirety its Senior Notes payable (with a balance of $120.0 million at September 30, 2000) at their maturity on December 15, 2003. While management believes that the Company will be able to refinance the Senior Notes at or prior to their maturity, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that it will be able to do so.

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

Series AA preferred stockholders receive cumulative dividends at an annual rate of 6% based on the $5,000 stated value per share. Prior to the combination transaction, dividends were payable in cash or in additional shares of Series AA preferred stock. The preferred dividends through October 15, 1999 were paid with additional shares of preferred stock. Following the combination, dividends are paid quarterly in cash using contributed capital from PAS. During the nine months ended September 30, 2000, the Company paid approximately $1.4 million of preferred stock dividends using a capital contribution from PAS.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses financial instruments, including fixed and variable rate debt, to finance operations, for capital expenditures and for general corporate purposes. The Company's exposure to market risk for changes in interest rates relates primarily to short and long term debt obligations. The Company does not use derivative financial instruments or engage in trading activities. There have been no significant changes in the Company's exposure to market risk for changes in interest rates during the nine months ended September 30, 2000.

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

On or about August 23, 2000, a lawsuit was filed in the District Court in Hennepin County, Minnesota, seeking to enjoin the merger of PAS and Whitman, RANDY COX V. CHRISTOPHER E. CLOUSER, ET AL., No. CT 00-012119 ("COX I"). The complaint, which was brought by a purported shareholder of PAS, names PAS, Dakota Holdings, LLC ("Dakota Holdings") and certain directors of PAS as defendants. The complaint alleges that the consideration to be paid to the public shareholders of PAS in the merger is unfair and inadequate. The plaintiff seeks, among other things, class action certification, a declaration that the merger agreement with Whitman is unenforceable, a preliminary and permanent injunction against the defendants from proceeding with or closing the proposed merger unless and until PAS implements a procedure to obtain the highest price for its shareholders, and an award of damages, attorneys fees and costs of suit. On September 29, 2000, Judge Allen Oleisky entered an order staying all proceedings in the COX I action pending final disposition of the shareholders' litigaiton described more fully below.

On August 31, 2000, a lawsuit was filed in the Court of Chancery in and for New Castle County, Delaware, GENE KILHAM, V. PEPSIAMERICAS, INC., ET AL., No. 18280 ("KILHAM"), seeking to enjoin the merger of PAS and Whitman. The Complaint which was filed by a purported shareholder of PAS, names PAS, Dakota Holdings, Whitman and certain directors of PAS as defendants. The complaint alleges that the consideration to be paid to the public shareholders of PAS in the merger is inadequate; that the individual defendants and Dakota Holdings have committed certain breaches of fiduciary duties; and that Whitman is knowingly participating in those breaches of fiduciary duties. The plaintiff seeks, among other things, class action certification, a preliminary and permanent injunction against the defendants from proceeding with the proposed merger and an award of damages, attorneys fees, and costs of suit.

On September 8, 2000, a lawsuit was filed in the Court of Chancery, in and for New Castle County Delaware, RANDY COX V. PEPSIAMERICAS, INC., ET AL.,
No. 18296 NC ("COX II"), seeking to enjoin the merger of PAS and Whitman. The complaint, which was filed by a purported shareholder of PAS, names PAS, Dakota Holdings, Whitman and certain directors of PAS as defendants. The complaint alleges that the consideration to be paid to the public shareholders of PAS in the merger is inadequate, that the individual defendants and Dakota Holdings have committed certain breaches of fiduciary duties, and that Whitman is knowingly participating in those breaches of fiduciary dutes. The plaintiff seeks, among other things, class action certification, a preliminary and permanent injunction against the defendants from proceeding with the proposed merger and on owed damages, attorneys fees, and costs of suit.

The KILHAM and COX II cases were consolidated into a single action in the Court of Chancery in and for New Castle County, Delaware, under the caption IN RE PEPSIAMERICAS, INC. SHAREHOLDERS' LITIGATION, No. 18280 ("the Shareholders' Litigation"). On November 1, 2000, plaintiffs filed an Amended Consolidated Complaint in the Shareholders' Litigation alleging, among other things, that the consideration for the merger is unfair, that there exist conflicts of interest involving Dakota Holdings and certain of the individual defendants, and that the proxy statement/prospectus relating to the proposed transaction is materially misleading. The Amended Consolidated Complaint requests an injunction against the proposed merger, an award of damages, an accounting of all profits and special benefits received by defendants, and an award of attorneys' fees and costs of suit.

On November 1, 2000, plaintiffs filed a motion for preliminary injunction against the proposed merger and a motion for expedited proceedings requesting the Court to schedule a hearing on plaintiffs' motion for preliminary injunction and expediting discovery prior to the November 30, 2000 shareholder meeting. On November 6, 2000, the Court entered a bench order denying plaintiffs' motion for expedited proceedings, which was confirmed by a written order entered on November 8, 2000.

PAS and Whitman believe the allegations contained in the Amended Consolidated Compliant are without merit and intend to vigorously defend the action.

From time to time, the Company is involved in various other legal proceedings arising in the ordinary course of business. The Company believes ultimate resolution of such litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (i) Exhibit 2 - Agreement and Plan of Merger, dated as of August 18, 2000, among Whitman Corporation, Anchor Merger Sub, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company's Current Report on Form 8-K, filed August 24, 2000).

      (ii)  Exhibit 27 - Financial Data Schedule

      (iii) Exhibit 99.1 - Voting Agreement, dated as of August 18, 2000, between Whitman Corporation and Dakota Holdings, LLC (incorporated by reference to the Company's Current Report on Form 8-K, filed August 24, 2000).

      (iv) Exhibit 99.2 - Voting Agreement, dated as of August 18, 2000, between PepsiCo, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company's Current Report on Form 8-K, filed August 24, 2000).

      (v) Exhibit 99.3 - Joint Press Release issued by Whitman Corporation and PepsiAmericas, Inc. on August 21, 2000 (incorporated by reference to the Company's Current Report on Form 8-K, filed August 24, 2000).

(b) The Company filed the following Current Reports on Form 8-K during the quarter for which this report is filed:

      (i) Current Report on Form 8-K, filed August 24, 2000, relating to the announcement of the merger agreement between PepsiAmericas, Inc. and Whitman Corporation.

      (ii) Current Report on Form 8-K, filed August 29, 2000, relating to a purported class action lawsuit filed in Minnesota seeking primarily to enjoin the merger of PepsiAmericas, In. and Whitman Corporation.

      (iii) Current Report on Form 8-K, filed September 7, 2000, relating to a purported class action lawsuit filed in Delaware seeking primarily to enjoin the merger of PepsiAmericas, Inc. and Whitman Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2000.

                                    DELTA BEVERAGE GROUP, INC.


                                    By:    /s/ John F. Bierbaum
                                        ---------------------------
                                        John F. Bierbaum
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number   Description
-------  -----------

      2 Agreement and Plan of Merger, dated as of August 18, 2000, among Whitman Corporation, Anchor Merger Sub, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company's Current Report on Form 8-K, filed August 24, 2000).

     27  Financial Data Schedule

   99.1 Voting Agreement, dated as of August 18, 2000, between Whitman Corporation and Dakota Holdings, LLC (incorporated by reference to the Company's Current Report on Form 8-K, filed August 24, 2000).

   99.2 Voting Agreement, dated as of August 18, 2000, between PepsiCo, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company's Current Report on Form 8-K, filed August 24, 2000).

   99.3 Joint Press Release issued by Whitman Corporation and PepsiAmericas, Inc. on August 21, 2000 (incorporated by reference to the Company's Current Report on Form 8-K, filed August 24, 2000).